Form 10QSB
period 2006-09-30
Agassiz Energy, LLC
filed 2006-11-28
CIK 1358178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended September 30, 2006
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to                      .
COMMISSION FILE NUMBER: 333-133024
AGASSIZ ENERGY, LLC
(Exact name of small business issuer as specified in its charter)

Minnesota	80-0130330
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
510 County Road 71, Valley Technology Park
Crookston, Minnesota 56716
(Address of principal executive offices)
(218) 281-8442
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of November 20, 2006 the company had 4,636,500 membership units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I — FINANCIAL INFORMATION
Item 1. – Financial Statements (Unaudited)
AGASSIZ ENERGY, LLC
(A Development Stage Company)
CONDENSED BALANCE SHEET

September 30, 2006
(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$114,854
Grants receivable	30,331
Prepaid and other	15,916

Total current assets	161,101

Other Assets
Land options	65,000
Deferred offering costs	293,620

Total other assets	358,620

Total Assets	$519,721

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Trade accounts payable	$293,805
Accounts payable – members	4,917

Total current liabilities	298,722

Commitments and Contingencies

Members’ Equity
Member contributions, 4,636,500 units outstanding at September 30, 2006	1,545,500
Deficit accumulated during development stage	(1,324,501)

Total members’ equity	220,999

Total Liabilities and Members’ Equity	$519,721

Notes to Condensed Financial Statements are an integral part of this Statement.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Condensed Statement of Operations

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues	$—	$—

Operating Expenses
Professional and consulting fees	230,410	134,034
General and administrative	4,151	1,633

Total operating expenses	234,561	135,667

Operating Loss	(234,561)	(135,667)

Other Income (Expense)
Grant income	30,331	58,482
Interest income	1,793	7,598

Total other income	32,124	66,080

Net Loss	$(202,437)	$(69,587)

Weighted Average Units Outstanding	4,636,500	3,000,000

Net Loss Per Unit	$(0.04)	$(0.02)

Notes to Condensed Financial Statements are an integral part of this Statement.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS

	Nine Months	Nine Months	From Inception
	Ended	Ended	(October 12, 2004)
	September 30,	September 30,	to September 30,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
Professional and consulting fees	1,147,273	337,016	1,611,566
General and administrative	13,762	8,455	24,819

Total operating expenses	1,161,035	345,471	1,636,385

Operating Loss	(1,161,035)	(345,471)	(1,636,385)

Other Income (Expense)
Grant income	147,606	103,171	275,000
Interest income	12,196	16,098	36,884

Total other income	159,802	119,269	311,884

Net Loss	$(1,001,233)	$(226,202)	$(1,324,501)

Weighted Average Units Outstanding	4,108,984	3,000,000	3,287,556

Net Loss Per Unit	$(0.24)	$(0.08)	$(0.40)

Notes to Condensed Financial Statements are an integral part of this Statement.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

			From Inception
	Nine Months	Nine Months	(October 12,
	Ended	Ended	2004) to
	September 30,	September 30,	September 30,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,001,233)	$(226,202)	$(1,324,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities
Grant receivable	(30,331)	—	(30,331)
Restricted cash	61,592	38,917	—
Interest receivable	—	(6,780)	—
Prepaid and other expenses	(12,901)	3,052	(15,916)
Accounts payable	60,926	969	136,392

Net cash used for operating activities	(921,947)	(190,044)	(1,234,356)

Cash Flows from Investing Activities
Proceeds from short-term investments	575,000	—	—
Payment for land options	(55,000)	(10,000)	(65,000)

Net cash provided by (used in) investing activities	520,000	(10,000)	(65,000)

Cash Flows from Financing Activities
Member contributions	545,500	—	1,545,500
Payments for deferred offering costs	(105,759)	(19,896)	(131,290)

Net cash provided by (used in) financing activities	439,741	(19,896)	1,414,210

Net Increase (Decrease) in Cash and Equivalents	37,794	(219,940)	114,854

Cash and Equivalents – Beginning of Period	77,060	900,000	—

Cash and Equivalents – End of Period	$114,854	$680,060	$114,854

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Deferred offering costs in accounts payable	$162,330	$995	$162,330

Notes to Condensed Financial Statements are an integral part of this Statement.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
September 30, 2006
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2005, contained in the Company’s initial filing Form SB-2 Registration Statement.
In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation as of the Company’s financial positions as of September 30, 2006 and the results of operations and cash flows for all periods presented.
Nature of Business
The Company, which anticipates its plant location to be near Erskine, Minnesota, was organized to fund and construct a 52 million gallon coal fired ethanol plant with distribution throughout the United States and with limited distribution into Canada. In addition, the Company intends to produce and sell distillers grains as a co-product of ethanol production. Construction is anticipated to begin in the late spring or summer of 2007. As of September 30, 2006, the Company is in the development stage with its efforts being principally devoted to equity raising and organizational activities.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could differ from those estimates.
Significant estimates include the deferral of expenditures for offering costs which are dependent upon successful financing and project development, as discussed below. It is at least reasonably possible that these estimates may change in the near term.
Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash and equivalents approximates the fair value.
The Company maintains its accounts at three financial institutions. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
Property and Equipment
Property and equipment will be stated at the lower of cost or estimated fair value. Depreciation will be provided over an estimated useful life by use of the straight line depreciation method. Maintenance and repairs will be expensed as incurred; major improvements and betterments will be capitalized.

The Company has incurred substantial consulting, permitting and other pre-construction services related to building its plant facilities. Due to the substantial current uncertainties regarding the Company’s ability to proceed with the ultimate facility construction until the Company has raised debt and equity financing, the Company expenses these pre-construction costs as incurred.
Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received, or if the financing does not occur, they will be expensed.
Grants
The Company recognizes grant income as other income for reimbursement of expenses incurred or expenses paid on behalf of the Company upon complying with the conditions of the grant. For reimbursements of capital expenditures, the grants will be recognized as a reduction in the basis of the asset upon complying with the conditions of the grant.
Recently Issued Accounting Pronouncements
Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.
2. GOING CONCERN UNCERTAINTIES
As shown in the accompanying financial statements, the Company incurred a net loss of $1,001,233 during the nine months ended September 30, 2006 and has incurred losses of $1,324,501 since inception. As of September 30, 2006, the Company has a deficit in its working capital. As discussed further in Note 9, the Company is terminating its current relationship with the Bio-Renewable Group as a result of their final construction price being substantially higher than their initial estimate. The Company expects that its project costs could rise substantially as a result of its need to engage a new design-builder and rising construction costs for the industry in general. The Company also has additional payments related to real estate purchases due within the next year.
Management is working to extend or revise the payment structures on certain upcoming costs and to recover costs previously expended. Management is also pursuing interim financing alternatives to fulfill its working capital needs and as it evaluates its options regarding the replacement of its design-builder for its proposed ethanol plant. Management may be unable to extend or revise the payment terms on its upcoming costs or obtain this interim financing.
Because it is unclear whether the Company will be successful in accomplishing these objectives, there is uncertainty about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.
3. CONCENTRATIONS
The Company will be highly dependent upon a yet to be selected design-builder for construction of the ethanol plant. Due to substantial increases in project costs above initial estimates, the Company is terminating its current design-build relationship with the Bio-Renewable Group. The Company is currently evaluating other design-builders to construct its proposed ethanol plant.
4. DEVELOPMENT STAGE ENTERPRISE
The Company was formed on October 12, 2004 to have an indefinite life. In November 2004, the Company raised $1,000,000 from 37 seed capital investors in exchange for 3,000,000 units. In March 2006, the Company raised an additional $545,500 in exchange for 1,636,500 units.
Income and losses are allocated to all members based upon their respective percentage units held. A member is entitled to one vote for each member unit held. See Note 5 for further discussion of members’ equity.

5. MEMBERS’ EQUITY
As specified in the Company’s operating agreement, the Company is authorized to issue additional units as needed. The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws. Each unit represents a pro rata ownership interest in the Company’s profits, losses and distributions.
The Company’s Form SB-2 Registration Statement was declared effective by the Securities and Exchange Commission (SEC) on October 6, 2006. The Company intends to file a post-effective amendment to this registration statement in the near future as a result of recent changes described in Note 9. The Offering is for a minimum of 42,500,000 units and a maximum of 58,500,000 units for sale at $1.00 per unit. The minimum purchase requirement is 20,000 units for a minimum investment of $20,000. To become a member, a 10% deposit is required at the time of subscription with these funds being deposited in an escrow account. In addition, a signed full recourse promissory note and security agreement for the remaining 90% is also due at subscription. Once the minimum aggregate offering amount is obtained, the investors will have 30 days to remit the balance of the purchase price. Investments will be held in escrow until the earliest of the receipt of $42,500,000 or more in cash proceeds and a written debt financing commitment for an amount ranging from approximately $50,000,000 to $66,000,000, one year from the effective date of the registration statement or termination of the offering. If the offering is terminated, the investment funds will be promptly returned plus nominal interest less a deduction for escrow agent fees. There is no assurance that the Company will be able to sell the mentioned member units or raise the debt financing to complete the proposed ethanol plant project.
6. GRANTS
In March 2005, the Company was awarded a United States Department of Agriculture Value Added Development grant in the amount of $170,000 to be used for project development expenses including project coordination, feasibility studies and environmental assessments. Under the terms of this grant, eligible expenses are paid by the Company and submitted to the USDA for reimbursement. The USDA reimburses 50% of eligible expenses incurred. As of September 30, 2006, the Company had incurred approximately $340,000 of eligible expenses and has recognized approximately $170,000 of grant income under this agreement.
In 2004, the Company entered into a collaboration agreement with the Agricultural Utilization Research Institute (AURI) to receive a matching grant of $105,000 to be used in connection with project feasibility, business marketing, legal consultation, and board training expenditures through June 2006. AURI will serve as primary project manager related to the collaboration agreements with the ability to enter into contracts on behalf of the Company related to the collaboration agreements. In accordance with the grant agreement, certain cash balances are restricted until expenditure repayments occur. Generally AURI incurs and pays for the expenditures and subsequently requests payment of the Company for 50% of the incurred costs. As of September 30, 2006, the Company has recognized $105,000 of grant income under this agreement.
7. COMMITMENTS AND CONTINGENCIES
Plant Construction
On November 16, 2006, the Company’s anticipated design-builder, the Bio-Renewable Group, presented their final project costs to the Company. Their final project cost was approximately $205,000,000; an amount the Company believes is excessive, unfeasible and substantially in excess of their initial estimate of $110,045,000. As a result, the Company has terminated the Bio-Renewable Group and is seeking another design-builder for its project.
The total cost of the project, including the construction of the ethanol plant and start-up expenses, was expected to approximate $110,045,000. In May 2005, the Company signed a non-binding Memorandum of Understanding with an unrelated design-builder, the Bio-Renewable Group, for the design and development of the ethanol plant. The Memorandum of Understanding provides that the cost of the contracted construction was to approximate $98,000,000. If the Company terminates the agreement to use a different design-builder, the Company must pay the design-builder $85,000 plus reimbursable expenses.

Also in May 2005 and as Exhibit A to the Memorandum of Understanding referred to above, the Company entered into a preconstruction services agreement with the design-builder to provide preliminary design, engineering, procurement and construction services for the development and construction of the plant for $160,000. The agreement provides for additional preconstruction services for mutually agreed upon fees. The fees related to the agreement and additional preconstruction services will be credited against the final design build agreement.
Land Contracts
In March 2005, the Company entered into a contract with an unrelated party to have the option to purchase approximately 100 acres of land in Polk County, Minnesota, for $120,000 until March 31, 2006. The Company paid $5,000 for this option. In March 2006, the Company paid $5,000 to extend this option for an additional twelve months. If the option is exercised during the time permitted, all consideration will be applied to the purchase price. The Company’s comprehensive plan for the construction of the ethanol plant contemplates using this site, in conjunction with the three sites described below. These four sites are adjacent to each other and are anticipated to be the site of the plant.
In April 2005, the Company entered into a contract with an unrelated party to have the option to purchase approximately 63 acres of land in Polk County, Minnesota, for $60,000 until March 31, 2006. The Company paid $5,000 for this option. In March 2006, the Company paid $5,000 to extend this option for an additional twelve months. If the option is exercised during the time permitted, all consideration will be applied to the purchase price. In May 2006, the Company allowed the owner of this property to sell approximately five acres, reducing the total acres to 58 acres. The purchase price was prorated for the reduction in acres.
In March 2006, the Company entered into a contract with an unrelated party to have the option to purchase 24 acres of land in Polk County, Minnesota, for $200,000 until March 31, 2007. The Company paid $20,000 for this option. The Company can extend the option until March 31, 2008 for $20,000. If the option is exercised during the time period, all consideration will be applied to the purchase price.
In July 2006, the Company entered into a contract with an unrelated party to have the option to purchase approximately 15 acres of land in Polk County, Minnesota, for $442,000 at any time during the period from March 15, 2007, until April 1, 2007. The Company paid an amount of $25,000 when the agreement was executed and owed an additional $75,000 on or before November 15, 2006 for this option. If the option is exercised during the time permitted, all consideration will be applied to the purchase price. The Company is in the process of extending the terms of this additional $75,000 payment.
Consulting Contracts
In May 2005, the Company entered into an agreement with an unrelated party to provide professional environmental services and to assist with obtaining licenses and permits for approximately $63,000. Subsequent to the completion of this initial contract, the Company has incurred additional expenses related to the permitting process.
In March 2006, the Company entered into a consulting agreement with an affiliate of the Bio-Renewable Group to provide additional preconstruction services including preliminary engineering and project specifications. The fees for these services are to be $650,000 with progress billings throughout the agreement. As of September 30, 2006, the Company has paid approximately $650,000 of these fees. The Company anticipates terminating this agreement as part of its termination of the Bio-Renewable Group.
In May 2006, the Company entered into a license, technology and service agreement with an unrelated party for technical and proprietary information related to the production of ethanol. The agreement provides for a license fee of $465,000 payable in two installments with one being due upon financial closing and the second payment due upon completion of the plant. The agreement also provides for process design and engineering services fees of $455,000 payable in installments beginning when the agreement was signed. As of September 30, 2006, the Company had incurred approximately $105,000 of these fees. In addition, the agreement provides initial startup and consulting services based on hourly rates. The Company anticipates terminating this agreement as part of its termination of the Bio-Renewable Group.

In May 2006, the Company entered into a consulting agreement with an unrelated party to assist in raising equity. The Company will pay the consultant an hourly rate. In addition, the Company will pay the consultant a bonus of $56,000 upon successful completion of the equity drive and securing debt financing. As of September 30, 2006, the Company has incurred approximately $9,000 for these services.
8. RELATED PARTY TRANSACTIONS
In February 2005, the Company entered into a consulting agreement with its President, Don Sargeant, to serve as project coordinator as the Company conducts a feasibility study, business plan, equity drive and plant construction. Since inception, the Company has incurred approximately $108,000 under this agreement
A member of the Board of Governors and an investor of the Company provided accounting services on an as needed basis. Since inception the Company has incurred approximately $25,000 for these services.
9. SUBSEQUENT EVENTS
In October 2006, the Company entered into an agreement with an unrelated party for the preparation of forecasted financial statements. The Company will pay up to $25,000 for this service.
On November 16, 2006, the Company orally notified the Bio-Renewable Group that it would be terminating its relationship and seek another design-builder for its proposed ethanol plant due to substantial increase in the project costs for the proposed ethanol plant. The Bio-Renewable Group provided the Company with an initial estimate of $110,045,000 to build the plant, but on November 16, 2006, the Bio-Renewable Group presented a final project cost of approximately $205,000,000. The Company believes that this increase makes the project plan proposed by the Bio-Renewable Group unrealistic and, as a result, the Company is seeking a new design-builder for its proposed ethanol plant. The Company does not have any binding or non-binding agreements for the construction of its proposed ethanol plant.

PART 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties, including those risks described in this section. Our discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the financial statements and related notes. Actual results may differ substantially from those described below and are subject to certain risks, including:
•	The availability and adequacy of our cash flow to meet its requirements, including payment of loans and current liabilities;

•	Changes in construction costs, anticipated timetables and design-builder relationships;

•	Economic, competitive, demographic, business and other conditions in our local, regional and national markets;

•	Changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

•	Actions taken or not taken by third parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in the ethanol industry;

•	The loss of any license or permit;

•	The loss of our plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required; and

•	Changes in our business strategy, capital to support capital improvements and development.
Overview
     We were organized to pool investors to build a 52 million gallon annual production ethanol plant in Polk County, Minnesota. As of September 30, 2006, we are a development stage company and our efforts are principally devoted to organizational activities and plant development.
     On October 6, 2006, our SB-2 registration statement was declared effective by the Securities and Exchange Commission and the states of Minnesota, North Dakota and South Dakota. On October 9, 2006, we were verbally informed by our design-builder, Bio-Renewable Group, that the anticipated costs to construct our plant had risen significantly higher than their earlier estimates. Their earlier estimates were that the project would cost approximately $110,045,000 to complete. On October 9, 2006, we were verbally notified that the project would cost at least $140,000,000, if not substantially more. At that point, we ceased all selling efforts and have not sold any equity pursuant to the SB-2 or state registrations. On November 16, 2006, we were presented with the final project proposal from Bio-Renewable Group and a total project cost of approximately $205,000,000.
     We do not believe that this project proposal is feasible and are currently actively seeking other design-builders to complete the project. As of November 20, 2006, we cannot accurately determine or estimate the cost of the project, though we believe that our project can be completed at a cost far below the November 2006 Bio-Renewable Group proposal.
     We are still in the development stage, and until we have selected a new design-builder, complete our equity offering, finalize our debt agreements and commence operations at our proposed ethanol plant, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. We anticipate a completion date of fall 2008; however, there is no assurance or guarantee that we will not experience additional delays in contracting with a design-builder, completing our equity drive, finalizing our debt agreements or experience construction delays or difficulties building or operating our proposed ethanol plant.
Plan of Operations Until Start-Up of Ethanol Plant
     We are in the process of selecting a new design-builder to build our proposed ethanol plant. We do not have a new estimate from any potential design-builder as to the cost of a proposed plant, other than the proposal from the Bio-Renewable Group. We have not executed any binding or non-binding agreement with any design-builder to build our proposed ethanol plant and cannot guarantee that we will be able to do so on reasonable terms or at all. We expect that our plans, estimated costs and timing will change from time to time as the project progresses. These changes may be significant.
     We expect to spend at least the next 18 months focused on four primary activities: (1) project capitalization; (2) site acquisition and development; (3) design-builder selection; and (4) plant construction and start–up operations. Assuming the successful completion of our equity offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. We are evaluating our cash needs prior to the completion of our equity offering and may need to obtain interim bank or other financing in the near future in order to meet our current obligations and continue operations. We have no agreements in place to obtain such interim financing and cannot guarantee that such funds will be available if and when needed or on reasonable terms. If we cannot obtain interim financing, if we decide we need it, we may be required to cease operations.
Project Capitalization
     We plan to finance our project with a combination of equity and debt. Since inception, we raised $1,545,500 in our seed capital offering and have been awarded $275,000 in grant funds. We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-133024), as amended, which became effective on October 6, 2006. We have not sold any units to date as a result of our reanalyzing our business plan and selecting a new design-builder. We expect to file an amendment to our registration statement in the near future, after the selection of a new design-builder and the development of a project cost estimate, and continue with our offering.
     We will not close our current offering until we have raised the minimum offering amount of equity required to build our proposed ethanol plant. We have until October 5, 2007 to sell the minimum number of units required to raise the minimum offering amount and collect the cash proceeds. If we sell the minimum number of units prior to October 5, 2007, we may decide to continue selling units until we sell the maximum number of units or October 5, 2007, whichever occurs first. Even if we successfully close the offering by selling at least the minimum number of units by October 5, 2007, we will not release the offering proceeds from escrow until the cash proceeds in escrow equal the minimum amount of equity we believe is necessary to build our proposed ethanol plant or more, we execute a construction contract, we obtain the permits required to begin construction, and we secure a written debt financing commitment for debt financing depending on the level of equity raised and any grant funding received. A debt financing commitment only obligates the lender to lend us the debt financing that we need if we satisfy all the conditions of the commitment. These conditions may include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts acceptable to the lender, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of a specified amount of equity and attorney opinions. At this time, we do not know what business and financial conditions will be imposed on us. We may not satisfy the loan commitment conditions before closing, or at all. If this occurs we may:
•	commence construction of the plant using all or a part of the equity funds raised while we seek another debt financing source;

•	hold the equity funds raised indefinitely in an interest-bearing account while we seek another debt financing source;

•	return the equity funds, if any, to investors with accrued interest, after deducting the currently indeterminate expenses of operating our business or partially constructing the plant before we return the funds.

     While the foregoing alternatives may be available, we do not expect to begin substantial plant construction activity before satisfying the loan commitment conditions because it is very likely that our design-builder and any lending institution will prohibit substantial plant construction activity until satisfaction of loan commitment conditions. It is possible that proceeding with plant construction prior to satisfaction of the loan commitment conditions or closing the loan transaction could cause us to abandon the project or terminate operations if we are ultimately unable to close the loan.
Plant Construction and Start-Up of Plant Operations
     We expect to complete construction of the proposed plant and commence operations approximately 12 to 18 months after construction commences. Our work will include completion of the final design and development of the plant, finalizing our required permits and land purchase agreements. We also plan to negotiate and execute finalized contracts concerning the construction of the plant, provision of necessary electricity, coal and other power sources and marketing agreements for ethanol and distillers grains. Assuming the successful completion of our offering of membership units pursuant to our SB-2 Registration Statement and our obtaining the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. Until we select a design-builder for our proposed ethanol plant, we cannot accurately estimate the cost of our proposed plant. Assuming we are able to enter into an agreement with a design-builder, we may need to amend our SB-2 registration statement so that we raise enough equity and obtain enough debt to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.
Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations
     If we are able to build the plant and begin operations, we will be subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost and availability of coal, which we will use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; new technologies for the production of ethanol, possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
     We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been much higher than their 10-year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term. Some states, such as Minnesota, generate demand due to the recent passage of state legislation mandating the use of ethanol. Minnesota mandates a 20% ethanol blend in its gasoline by the year 2013. Montana passed a similar mandate this year, but it will not go into effect until 60 million gallons of ethanol are produced in the state.
     We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol. In late July 2005, the U.S. House of Representatives and the U.S. Senate passed the Energy Policy Act of 2005 (the “Act”), containing a Renewable Fuel Standard (“RFS”). President George W. Bush signed the measure into law on August 8, 2005. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS begins at 4 billion gallons in 2006, and will increase to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, the Act is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while this Act may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol. This would have a negative impact on our earnings in the long term.
     Although the Act did not impose a national ban of methyl tertiary-butyl ether (MTBE), its failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create some additional demand in the short term, the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Act and a number of states, including California, participate in this program.
     Demand for ethanol may also increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the U.S. Energy Information Administration in May 2004, E85 consumption is projected to increase from a national total of 7.8 million gallons in 2002 to 42 million gallons in 2025. E85 is used as an aviation fuel and as a hydrogen source for fuel cells. In the United States, there are currently about 5 million flexible fuel vehicles capable of operating on E85 and 650 retail stations supplying it. Automakers have indicated plans to produce an estimated 2 million more flexible fuel vehicles per year.
     Ethanol production continues to grow as additional plants become operational. Demand for ethanol has been supported by higher oil prices and its refined components and by clean air standards mandated by federal agencies which have required highly populated areas to blend ethanol into their gasoline supplies as an oxygenate. The intent of the air standards is to reduce harmful emissions into the atmosphere. These mandates have been challenged in several metropolitan areas, and are currently being reviewed by the courts. In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.
     Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. Based on popular media reports, certain individuals believe that the use of ethanol will have a negative impact on prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability sell our product and negatively affect our profitability.
Trends and Uncertainties Impacting the Corn and Coal Markets and Our Future Cost of Goods Sold
     We expect our future cost of goods sold will consist primarily of costs relating to the corn and coal supplies necessary to produce ethanol and distillers grains for sale. According to the United States Department of Agriculture, the 2004 corn crop was the largest corn crop on record with national production at approximately 11.8 billion bushels. This allowed ethanol plants to purchase corn cheaply throughout 2005, which widened profit margins for many ethanol plants in 2005. We do not expect corn prices to remain this low. The 2005 corn crop was 11.11 billion bushels, which is a 6.5% decrease from 2004’s corn crop according to the National Corn Growers Association in April 2006. According to the USDA, the 2006 US corn crop is projected at approximately 10.6 billion bushels, a 4% decrease from 2005. Variables such as planting dates, rainfall, temperatures and increasing demand for corn for ethanol production will likely continue to cause market uncertainty and create corn price volatility throughout the remainder of 2006 and beyond. Although we do not expect to begin operations until second or third quarter 2008, we expect these same factors will continue to cause volatility in the price of corn, which will significantly impact our cost of goods sold.
     According to the U.S. Energy Information Administration in April 2006, coal production in the United States in 2005 was 1,133,300,000 tons, and was 1,112,099,000 tons in 2004. We expect to acquire coal from Montana and Wyoming, which we believe have sufficient production and reserves to meet our needs for the foreseeable future. Coal prices have tended to be stable and we expect to be able to buy coal at reasonable prices. We believe that we will be able to contract for the supply of all of our necessary coal under a five to seven year contract, with fixed prices for the coal.
     We elected to fuel the ethanol production process at the plant using coal instead of natural gas based on our belief that a coal-fired ethanol plant will cost 30% less compared a natural gas-fired plant to operate. While the construction costs for a coal-fired plant are higher than for a natural gas-fired plant, we believe the savings will be significant in the long-term. In addition to lower anticipated operating costs from using coal, coal prices and availability have tended to be more stable than natural gas. Natural gas prices and availability have fluctuated dramatically in recent years due to weather, including gulf-coast hurricanes that have limited or halted production of natural gas in those areas. This has lead to historically high prices for natural gas and resulted in higher operating costs for natural gas-fired ethanol plants.
     As part of our selecting a new design-builder for our proposed ethanol plant, we are reexamining several options to provide power to our plant, including natural gas. We believe that a natural gas powered ethanol plant will be significantly less expensive to build than a coal powered ethanol plant, however, a coal powered ethanol plant may be significantly less expensive to operate.
Employees
     As a development stage company, we currently do not have any full-time employees. We expect to hire between 37 and 43 full-time employees before plant operations begin.
Liquidity and Capital Resources
     Overview
     As of September 30, 2006, we had total assets, consisting primarily of cash and equivalents and deferred offering costs, of $519,721. As of September 30, 2006, we had current liabilities of $298,722 consisting primarily of our accounts payable. Total liabilities and members’ equity as of September 30, 2006 was $519,721. Since our inception, we have generated no revenue from operations.
     On November 16, 2006, we orally informed the Bio-Renewable Group (including Utility Engineering Corporation and the license agreement provider) that the Company will terminate its relationship and is seeking another design-builder to complete the proposed ethanol plant as a result of significant cost increases between the Bio-Renewable Group’s estimate and their final proposal.
     On March 28, 2006, we entered into a General Services Agreement with Utility Engineering Corporation for $650,000 for preliminary engineering work to arrive at a basis for a design-build contract for our plant. Under this Agreement, we have paid $650,000.
     In May 2006, the Company entered into a license, technology, and service agreement with an unrelated party for technical and proprietary information related to the production of ethanol. The agreement provides for a license fee of $465,000 payable in two installments with one being due upon financial closing and the second payment due upon completion of the plant. The agreement also provides for process design and engineering services, with fees of $455,000 payable in installments beginning when the agreement was signed. The Company has agreed to pay $105,000 related to these fees upon signing, and will pay future installments based upon delivery of process and design specifications. In addition, the agreement provides initial startup and consulting services based on hourly rates.
     We do not currently have sufficient cash to meet our cash flow requirements and are pursuing additional financing to enable us to meet our requirements. We may be unable to obtain such financing.
     Equity Financing
     Based on our business plan and September 2005 construction cost estimates from the Bio-Renewable Group, we believed the total project would cost approximately $110,045,000. As a result, we raised $1,545,500 in our seed capital offerings and have been awarded $275,000 in grant proceeds. We filed a registration statement to sell our equity securities to raise a minimum of $42,500,000 and a maximum of $58,500,000 of equity. We anticipate filing a post-effective amendment to this registration to incorporate changes to our business plans, including, but not limited to, hiring a new design-builder to build our proposed ethanol plant. The minimum and maximum offering amounts will likely change as a result.

     Including the $1,545,500 we raised in our seed capital offering and depending on the level of equity raised in this offering and the amount of grants and other incentives awarded to us, we expect to require debt financing to complete our proposed ethanol plant.
     Debt Financing
     We hope to attract the senior bank loan from a major bank, with participating loans from other banks, to construct the proposed ethanol plant. We expect the senior loan will be a construction loan secured by all of our property, including receivables and inventories. We plan to pay near prime rate on this loan, plus annual fees for maintenance and observation of the loan by the lender, however, there is no assurance that we will be able to obtain debt financing or that adequate debt financing will be available on the terms we currently anticipate. If we are unable to obtain senior debt in an amount necessary to fully capitalize the project, we may have to seek subordinated debt financing which could raise our borrowing costs by requiring higher interest rates or requiring that we issue warrants for the purchase of membership units.
     We do not have contracts or commitments with any bank, lender or financial institution for debt financing. We have started identifying and interviewing potential lenders, however, we have not signed any commitment or contract for debt financing. Completion of the project relies entirely on our ability to attract these loans and close on this offering.
Grants, Government Programs and Tax Increment Financing
Grants
     On September 7, 2004, we entered into a collaboration agreement with the Agricultural Utilization Research Institute whereby AURI provided us a matching grant of $105,000 to be used in connection with project feasibility, business/marketing, legal consultation and board training. As of September 30, 2006, the Company incurred expenses sufficient to receive the total grant of $105,000. AURI oversees our use of these grant funds and can act as our project coordinator related to the use of these grant funds. As project activities are completed, all project invoices with respect to third-party suppliers must be submitted to AURI for review and approval and, if approved, for payment from a joint bank account managed by AURI and us. All payments approved by AURI must be accompanied by a matching payment by us.
     On March 14, 2005, we entered into a value-added agricultural product market development grant with the U.S. Department of Agriculture Rural Business – Cooperative Service that provided us with a $170,000 grant to be used for coordination, feasibility studies and environmental assessments. We have currently received all of the $170,000 we are eligible to receive.
Governmental Financing
     We have not sought any government financing and we do not intend to seek any government financing.
Minnesota
     We do not expect to qualify for any Minnesota ethanol supports. The current Minnesota ethanol incentive program only applies to ethanol production facilities that began production on or before June 30, 2000. Since our plant was not operational by June 30, 2000, we will not qualify for any Minnesota ethanol production credits.
USDA
     We plan to apply for a project development grant from the USDA.
     Although we may apply under several programs simultaneously and may be awarded grants or other benefits from more than one program, it must be noted that some combinations of programs are mutually exclusive.

Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans.
Application of Critical Accounting Estimates
     Accounting estimates are an integral part of our Condensed financial statements and are based upon management’s current judgments. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements. Note 1 of the Notes to Financial Statements includes a summary of the accounting policies and methods we use. The Company considers the following policies to involve the most judgment in the preparation of the Company’s financial statements.
Property and Equipment
     We have incurred substantial consulting, permitting and other pre-construction services related to building our plant facilities. Due to the substantial uncertainties regarding our ability to proceed with the ultimate facility construction until we had raised debt and equity financing, we expense these pre-construction costs as incurred.
Deferred Offering Costs
     We defer the costs incurred to raise equity financing until the financing occurs. At such time as the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.
Going Concern Uncertainties
As shown in the accompanying financial statements, the Company incurred a net loss of $1,001,233 during the nine months ended September 30, 2006 and has incurred losses of $1,324,501 since inception. As of September 30, 2006, the Company has a deficit in its working capital. As discussed further in Note 9, the Company is terminating its current relationship with the Bio-Renewable Group as a result of their final construction price being substantially higher than their initial estimate. The Company expects that its project costs could rise substantially as a result of its need to engage a new design-builder and rising construction costs for the industry in general. The Company also has additional payments related to real estate purchases due within the next year.
Management is working to extend or revise the payment structures on certain upcoming costs and to recover costs previously expended. Management is also pursuing interim financing alternatives to fulfill its working capital needs and as it evaluates its options regarding the replacement of its design-builder for its proposed ethanol plant. Management may be unable to extend or revise the payment terms on its upcoming costs or obtain this interim financing.
Because it is unclear whether the Company will be successful in accomplishing these objectives, there is uncertainty about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2006 (the “Evaluation Date”), have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls
     There have been no changes in our internal control over financial reporting that occurred during the three month period ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Securities and Exchange Commission declared our registration statement on Form SB-2 (SEC Registration No. 333-133024) effective on October 6, 2006. We expected to commence our initial public offering shortly thereafter, however, because the final plant cost provided by the Bio-Renewable Group was significantly higher than we expected, we have not sold any securities yet. We are reevaluating our business plan and expect to file an amendment to our SB-2 registration statement in the near future.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
     The following exhibits are included in this report:
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGASSIZ ENERGY, LLC
Date: November 27, 2006	/s/ Donald Sargeant
Donald Sargeant
Chairman and President (Principal Executive Officer)

Date: November 27, 2006	/s/ Larry Altringer
Larry Altringer
Treasurer (Principal Financial and Accounting Officer)