Form 10KSB
period 2006-12-31
Agassiz Energy, LLC
filed 2007-04-17
CIK 1358178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM           TO
COMMISSION FILE NUMBER: 333-133024
AGASSIZ ENERGY, LLC
(Exact name of registrant as specified in its charter)

MINNESOTA	80-0130330
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)
510 County Road 71, Valley Technology Park
Crookston, Minnesota 56716
(Address and Zip Code of Principal Executive Offices)
(Registrant’s telephone number, including area code): (218) 281-8442
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Issuer’s revenues for its most recent fiscal year: None.
     The aggregate market value of the member unit held by non-affiliates of the registrant was $1,573,000 as of April 12, 2007.
     As of April 12, 2007, the Company has issued 4,636,500 Class A Membership Units.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Page

PART I	1

ITEM 1. DESCRIPTION OF BUSINESS	1

ITEM 2. DESCRIPTION OF PROPERTY	27

ITEM 3. LEGAL PROCEEDINGS	27

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27

PART II	27

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED UNIT HOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	27

ITEM 6. PLAN OF OPERATION	28

ITEM 7. FINANCIAL STATEMENTS	33

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	33

ITEM 8A. CONTROLS AND PROCEDURES.	34

ITEMS 8B. OTHER INFORMATION	34

PART III	35

ITEM 9. GOVERNORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	35

ITEM 10. EXECUTIVE COMPENSATION	37

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS	38

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND GOVERNOR INDEPENDENCE	39

ITEM 13. EXHIBITS	40

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	42
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 10.13
EXHIBIT 10.14
EXHIBIT 10.15
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
     This annual report contains historical information, as well as forward-looking statements. These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I of this Annual Report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:
•	Our ability to obtain needed equity and debt financing;

•	Our ability to finalize our construction agreements;

•	Our ability to obtain all of the permits necessary for the construction and operation of the plant;

•	Projected growth, overcapacity or contraction in the ethanol market in which we operate;

•	Fluctuations in the price and market for ethanol and distillers grains;

•	Changes in plant production capacity, variations in actual ethanol and distillers grains production from expectations or technical difficulties in operating the plant;

•	Availability and costs of products and raw materials, particularly corn and coal;

•	Changes in our business strategy, capital improvements or development plans for expanding, maintaining or contracting our presence in the market in which we operate;

•	Costs of equipment;

•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;

•	Our ability to market and our reliance on third parties to market our products;

•	Our ability to distinguish ourselves from our current and future competition;

•	Changes to infrastructure, including
–	expansion of rail capacity,

–	increases in truck fleets capable of transporting ethanol within localized markets,

–	additional storage facilities for ethanol, expansion of refining and blending facilities to handle ethanol,

–	growth in service stations equipped to handle ethanol fuels, and

–	growth in the fleet of FFVs capable of using E85 fuel;
•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
–	national, state or local energy policy;

–	federal ethanol tax incentives;

–	legislation mandating the use of ethanol or other oxygenate additives;

–	state and federal regulation restricting or banning the use of MTBE;

–	environmental laws and regulations that apply to our plant operations and their enforcement; or

–	reduction or elimination of tariffs on foreign ethanol.
•	Increased competition in the ethanol and oil industries;

•	Fluctuations in US oil consumption and petroleum prices;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Anticipated trends in our financial condition and results of operations;

•	The availability and adequacy of our cash flow to meet our requirements, including the repayment of debt;

•	Our liability resulting from litigation; · Our ability to retain key employees and maintain labor relations;

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuels and alternative fuel additives;

•	Our reliance on third parties to design, build and operate our plant;

•	Our reliance on third parties to procure corn and other feedstock and market and sell our ethanol and distillers grains.
     The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Overview
     We are a development stage entity organized as a Minnesota limited liability company on October 12, 2004. We expect the ethanol plant to annually process approximately 20 million bushels of corn per year into 55 million gallons of denatured fuel grade ethanol and 95,000 tons of distillers grains with solubles. Generally, our governors have little experience building, operating and managing ethanol plants or in marketing, selling and distributing ethanol or distillers grains.
     Prior to the organization of Agassiz Energy, LLC, some of our governors began pursuing the possibility of developing an ethanol plant to be located in northwestern Minnesota that would use barley as a feed stock, and in the process came to refer to themselves as New Harvest Ethanol, although no entity was officially incorporated or organized. In 2004, grant applications were submitted to the Agricultural Utilization Research Institute of Minnesota (AURI) and U.S. Department of Agriculture (USDA) for grants to fund a feasibility study, business plan, environmental permits, and legal and other services as part of the ethanol plant. Each of the grants required a cash match. In October 2004, we officially organized Agassiz Energy, LLC as a Minnesota limited liability company and continued these efforts.
     We are currently in the process of selecting a new design-builder to construct our ethanol plant. On November 16, 2006, we gave our previous design-builder notice of termination due to a final cost of approximately $204,000,000, versus an initial cost estimate of approximately $110,000,000. We executed a letter of intent with KL Process Design (“KL”) on April 17, 2007 to have KL design and build our plant. KL proposes to build a 55 million gallon plant which will use approximately 20 million bushels of corn per year. In addition KL’s services will include state and federal permitting and locating debt financing options. The proposed cost for the project is approximately $115,308,000.
Primary Product — Ethanol
     Ethanol is a chemical produced by the fermentation of sugars found in grains and other biomass. Ethanol can be produced from a number of different types of grains, such as wheat and milo, as well as from agricultural waste products such as rice hulls, cheese whey, potato waste, brewery and beverage wastes and forestry and paper wastes. However, according to the Renewable Fuels Association (RFA), approximately 85 percent of ethanol in the United States today is produced from corn, and approximately 90 percent of ethanol is produced from a corn and other input mix. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association listed domestic ethanol production at approximately 5.28 billion gallons in 2006. We anticipate entering into an agreement with a company to market our ethanol, however, we have not yet negotiated or discussed the terms of an ethanol marketing agreement with any ethanol marketing company.
     We anticipate that our business will be that of the production and marketing of ethanol and distillers grains. We will not have any other lines of business or other sources of revenue if we are unable to complete the construction and operation of the plant, or if we are not able to market ethanol and its co-products.
Description of Dry Mill Process
     Our plant will produce ethanol by processing corn. The corn will be received by rail and by truck, then weighed and unloaded in a receiving building. It will then be transported to storage bins. Thereafter, it will be conveyed to a scalper to remove rocks and debris before it is transported to a hammermill or grinder where it is ground into a mash and conveyed into a slurry tank for enzymatic processing. Then, water, heat and enzymes are added to break the ground grain into fine slurry. The slurry will be heated for sterilization and pumped to a liquefaction tank where additional enzymes are added. Next, the grain slurry is pumped into fermenters, where yeast is added, to begin a continuous fermentation process. A vacuum distillation system will divide the alcohol from the grain mash. Alcohol is then transported through a rectifier column, a side stripper and a molecular sieve system where it is dehydrated. The 200 proof alcohol is then pumped to tank farm shift tanks and blended with approximately five percent denaturant, usually gasoline, as it is pumped into storage tanks. The 200 proof alcohol and approximately five percent denaturant constitute ethanol.
     Corn mash from the distillation stripper is pumped into one of several decanter-type centrifuges for dewatering. The water (“thin stillage”) is then pumped from the centrifuges to an evaporator where it is dried into thick syrup. The solids that exit the centrifuge or evaporators (the “wet cake”) are conveyed to the distillers dried grains dryer system or to flat storage to be sold as wet distillers grains with solubles. Syrup is added to the wet cake as it enters the dryer, where moisture is removed. The process will produce distillers grains, which is processed corn mash that can be used as animal feed.

     The following chart provided by the Renewable Fuels Association, illustrates the dry mill process:
Source: Renewable Fuels Association (RFA)
     1. In the dry-mill ethanol process, the corn kernels are first ground into a flour, or “meal,” and mixed with water in cookers to form a slurry, called “mash.”
     2. In the cooking system, the action of heat liquefies the starch in the corn and enzymes are added to break down the starch to fermentable sugars.
     3. The cooked mash is then cooled and pumped to the fermenters where yeast is added. The action of the yeast converts the sugars in the mash into ethanol.
     4. The fermented mash is pumped to the distillation system where the ethanol is separated from the non-fermentable solids (the stillage), and water is removed to concentrate the ethanol to a strength of 190-proof (95% ethanol).
     5. The ethanol is further concentrated in a molecular sieve dehydrator to a strength of 200-proof (99+% ethanol), to produce fuel-grade ethanol which is then denatured (rendered unfit for human consumption) with gasoline and transferred to storage tanks.
     6. The stillage from the distillation system is sent through a centrifuge that separates the coarse grain from the solubles. The solubles are then concentrated in an evaporator system. The resulting material, condensed distillers solubles or “syrup,” is mixed with the coarse grain from the centrifuge and then dried to produce dried distillers grains with solubles, a high quality, nutritious livestock feed. Some of the distillers grains may bypass the final drying stage and be sold as wet distillers grains with solubles.
Thermal Oxidation
     Ethanol plants such as ours may produce odors in the production of ethanol and its primary co-product, distillers grains with solubles, which some people may find unpleasant. We intend to eliminate odors by routing dryer emissions through thermal oxidation in the fluid bed boiler. We expect thermal oxidation to significantly reduce any unpleasant odors caused by the ethanol and distillers grains manufacturing process. We expect thermal oxidation, which burns emissions, will eliminate a significant amount of the volatile organic carbon compounds in emissions that cause odor in the drying process and allow us to meet the applicable permitting requirements. We also expect this addition to the ethanol plant to reduce the risk of possible nuisance claims and any related negative public reaction against us.
Ethanol Markets
     Ethanol has important applications. Primarily, ethanol can be used as a high quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. The ethanol industry is heavily dependent on several economic incentives to produce ethanol.
     Local ethanol markets
     Local markets are the easiest to service because of their close proximity. The local market where we intend to build our plant, however, may be oversold with other local and regional marketers leading to depressed ethanol prices. Therefore, we intend to market the majority of our ethanol to regional and national markets.
Regional ethanol markets
     Typically, a regional market is one that is outside of the local market, yet within the neighboring states. It is our belief that the regional markets will be located within a 300-mile radius of the ethanol plant and will be serviced by truck and rail. Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures in either carbon monoxide or ozone non-attainment areas, such as Minneapolis. We expect to reach these regional markets by delivering ethanol by truck and by rail.
     Regional pricing tends to follow national pricing less the freight difference. As with national markets, the use of a group-marketing program or a broker is advantageous, especially in the first one to three years of operation.
     In addition to rail, we may try to service this market by truck. Occasionally, there are opportunities to obtain backhaul rates from local trucking companies. These are rates that are reduced since the truck is loaded both ways. Normally, the trucks drive to the refined fuels terminals empty and load gasoline product for delivery. A backhaul is the opportunity to load the truck with ethanol to return to the terminal.
National ethanol markets
     According to the Renewable Fuels Association, demand for fuel ethanol in the United States reached a new high in 2006 of 5.38 billion gallons per year. In its report titled, “Ethanol Industry Outlook 2007”, the Renewable Fuels Association anticipates demand for ethanol to remain strong. The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”), is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets. In addition, the recent implementation of a Renewable Fuels Standard contained in the Energy Policy Act of 2005, which was signed into law on August 8, 2005 is expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.
     Historically, ethanol sales have also been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program required the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and required the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog. The two major oxygenates added to reformulated gasoline pursuant to these programs are methyl tertiary butyl ether MTBE and ethanol, however MTBE has been a groundwater contamination and has been banned from use by many states. After implementing a MTBE ban to curtail further water contamination, the states of California, New York and Connecticut now account for more than 1.4 billion gallons of annual ethanol demand. Twenty-four other state legislatures have phased out MTBE.
     Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE is expected to result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create increased demand in the short-term, we do not expect this to have a long term impact on the demand for ethanol as the Act also repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere.

Ethanol Pricing
     The following chart provides a comparison of ethanol and gasoline price per gallon in the Minneapolis/St. Paul area from 1994 to 2007:
     Historic prices may not be indicative of future prices. On March 23, 2005, the Chicago Board of Trade (“CBOT”) launched the CBOT Denatured Fuel Ethanol futures contract. The contract is designed to address the growing demand for an effective hedging instrument for domestically produced ethanol. Since we expect to engage a third party marketing firm to sell all of our ethanol we do not expect to directly use the new ethanol futures contract. However, it is possible that any ethanol marketing firm we engage may use the new ethanol futures contracts to manage ethanol price volatility.
     Our first challenge is dealing with the potential of excess supply. Nationally, there are 114 plants in production, 80 plants are under construction and 7 existing plants are undergoing expansion, which is expected to create over six billion gallons of new ethanol production. Further increases in supply are expected from the import of ethanol from countries like Brazil. Unless new markets for ethanol open up to absorb these gallons, we anticipate that there will be downward pressure on ethanol prices.
     Less certain is the effect of new production of ethanol on distillers grain prices. New production of ethanol will definitely translate to an increase in production of distillers grains. Like ethanol, unless new markets for distillers grains open up, such as in the hog and poultry industries, or the price of distillers grains does not move correspondingly with a rise in corn prices, there could be downward pressure on distillers grains’ prices and therefore our revenues. We will be depending on our eventual marketer to locate these new markets, which could include further emphasis on developing markets internationally.
Co-Products
     The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Distillers grains contain bypass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. According to a 1986 study by the University of Nebraska reported in “Nebraska Company Extension Study MP51 — Distillers Grains,” bypass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Dry mill ethanol processing creates three forms of distillers grains: distillers wet grains with solubles (“distillers wet grains”), distillers modified wet grains with solubles (“distillers modified wet grains”) and distillers dry grains. Distillers wet grains are processed corn mash that contains approximately 70%

moisture and has a shelf life of approximately seven days. Therefore, it can be sold only to farms within the immediate vicinity of an ethanol plant. Distillers modified wet grains are distillers wet grains that have been dried to approximately 50% moisture. It has a slightly longer shelf life of approximately three weeks and is often sold to nearby markets. Distillers dried grains are distillers wet grains that have been dried to 10% moisture. Distillers dried grains has an almost indefinite shelf life and may be sold and shipped to any market regardless of its proximity to an ethanol plant.
     The plant is also expected to produce approximately 190,000 tons annually of raw carbon dioxide as another co-product of the ethanol production process. At this time, we do not intend to capture and market our carbon dioxide gas.
     We believe the market for carbon dioxide gas is currently oversupplied and therefore prices are too low to make capturing and marketing carbon dioxide profitable. If prices increase to a level where we believe it would be profitable to capture and market the carbon dioxide, we will consider adding the necessary equipment to do so, however, we expect that adding this equipment will be expensive and could potentially require us to curtail or cease operations while it is installed. We do not foresee the carbon dioxide market improving at any time soon.
Distillers Grains Markets
     According to the Renewable Fuels Association, the U.S. ethanol industry produced a record 12 million tons of distillers grains in 2006. The amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase.
     The primary consumers of distillers grains are dairy and beef cattle. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. With the advancement of research into the feeding rations of poultry and swine, these markets will continue to grow. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains competes with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.
     As with ethanol, the distillers grains markets are both regional and national. These national markets are just emerging, primarily in the southeast and southwest United States where significant dairy and poultry operations are located. In addition, there is the possibility of some local marketing. Local markets are very limited and highly competitive for the use of distiller’s grains. Canada may also be a viable market for our distillers grains, as Canada is an importer of US grains for its cattle industry in its western provinces. We believe that our placement in northern Minnesota may allow us to export some of our distillers grains to Canada. We would ship distillers grains by rail or truck.
     Although local markets will be the easiest to service, they may be oversold, which would depress distillers grains prices. We plan to initially market our distillers grains to the local livestock markets surrounding the plant, however, if the local livestock markets prove insufficient to absorb our distillers grains at the prices we desire, we will engage a company to market our distillers grains nationally and to Canada. We have not yet discussed or negotiated the terms of a distillers grains marketing agreement with any distillers grains marketing company.
Distillers Grains Pricing
     Historically, the price of distillers grains has been relatively steady. Various factors affect the price of distillers grains, including, among others, the price of corn, soybean meal and other alternative feed products, and the general supply and demand of domestic and international markets for distillers grains. We believe that unless demand increases, the price of distillers grains may be subject to future downward pressure as the supply of distillers grains increases because of increased ethanol production.
Wet Distillers Grains
     Wet distillers grains consist of approximately 70% moisture and 30% dry matter. Because of the short shelf life of approximately seven days, we will have to sell wet distillers grains locally. We hope to develop a local market once the plant is operating. Because wet distillers grains do not have to be dried, there will be a significant energy savings to the extent that we can sell wet distillers grains.
Corn Feedstock Supply
     We anticipate that our plant will need approximately 20 million bushels of corn per year for our processing. We have not yet entered into any agreement with any potential supplier of our corn. Traditionally, corn grown in our anticipated supply areas have been fed locally to livestock or exported for feeding or processing, but more recently, the construction of numerous ethanol plants has increased competition for the corn supply. We anticipate purchasing our corn from a wide variety of suppliers throughout the Midwest, not just our local region. Our corn transportation costs may be higher for our purchases from outside the local area.
     We expect to purchase corn from North Dakota, South Dakota and Minnesota, which had the following amount of grain corn production according to the U.S. Department of Agriculture:

	2006 Grain	2005 Grain	2004 Grain	2003 Grain
	Corn	Corn	Corn	Corn
Proposed Area	Production	Production	Production	Production
	(Million	(Million	(Million	(Million
	bushels)	bushels)	bushels)	bushels)
North Dakota	155,400	154,800	120,750	131,040
South Dakota	312,340	470,050	539,500	427,350
Minnesota	1,102,850	1,191,900	1,120,950	970,900
     According to the U.S.D.A Prospective Acres Report., as of March 30, 2007, the projected corn planting for 2007 is 7.9 million acres in Minnesota, 2.6 million acres in North Dakota and 5.9 million acres in South Dakota.
     We will be dependent on the availability and price of corn. The price at which we will purchase corn will depend on prevailing market prices. Although we do not anticipate problems sourcing corn, there is no assurance that a shortage will not develop, particularly if there are other ethanol plants competing for corn, an extended drought in the area, or other production problems. In addition, our financial projections assume that we can purchase corn for approximately $3.00 — $3.40 per bushel. Recently, corn prices have reached near historical highs and corn prices are expected to remain near the higher end of the ten year range due to increased demand.
     Corn prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy. We note that historical corn pricing information indicates that the price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.
     Our plant will be designed and constructed to utilize alternative feedstocks to corn, most notably barley. Barley has certain advantages over corn, including lower emissions and requires less energy to convert to ethanol than corn. However, we do not anticipate that the type of barley required will be available in sufficient quantities in our region to be used as an alternative feedstock for at least three years, if ever. We have not conducted studies about barley availability or pricing yet, and therefore, barley may not be an economical alternative to corn at such time as we expect to be able to utilize barley.
Grain Origination And Risk Management
     We anticipate entering into a management contract with KL, who would be responsible for grain origination and risk management. We expect our management company to establish ongoing business relationships with local and regional farmers and grain elevators to acquire the corn needed for the project. We have no contracts, agreements or understandings with any grain producer in the area. Although we anticipate procuring grains from these sources, there can be no assurance that such grains can be procured on acceptable terms, or if at all.
     We expect our management company to utilize a commodities manager to ensure the consistent scheduling of corn deliveries and to establish and fill forward contracts through grain elevators and producers. The commodities manager will utilize forward contracting and hedging strategies, including certain derivative instruments such as futures and option contracts, to manage our commodity risk exposure and optimize finished product pricing on our behalf. We anticipate that most of our grain will be acquired in this manner. Forward contracts allow us to purchase corn for future delivery at fixed prices without using the futures market. The corn futures market allows us to trade in standard units of corn for delivery at specific times in the future. Option contracts consist of call options (options to purchase a fixed amount of a commodity) and put options (options to sell a fixed amount of a commodity). We expect to use a combination of these derivative instruments in our hedging strategies to help guard against corn price volatility. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of such hedging activities will depend on, among other things, the cost of corn and our ability to sell enough ethanol and distillers grains to use all of the corn subject to futures and option contracts we have purchased as part of our hedging strategy. Although we will attempt to link hedging activities to sales plans and pricing activities, such hedging activities themselves can result in costs because price movements in corn contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant.
Project Location and Proximity to Markets
     We anticipate building our plant in Erskine, Minnesota. We anticipate the final plant site will have access to both interstate and local roads and two separate rail transportation lines.
     We selected this site for its access to two major rail lines, its ability to handle unit trains (over 100 cars per train) which are favored by the railway companies and given pricing breaks and scheduling priority over non-unit trains, its proximity to U.S. and Canadian markets and its ability to receive corn supplies by rail, coal supplies by truck and ship ethanol and distilled grain by rail and truck. We believe we are located in an area with rail access to east coast markets for our ethanol.
     Given the past use of the site — agricultural — there have not been any concerns raised regarding potential environmental hazards. The environmental review being completed with the Minnesota Pollution Control Agency (MPCA) will address past land use and environmental issues with a goal of identifying potential environmental effects of the development. We also completed a preliminary site assessment to identify potential permitting and siting issues; however, this was focused on assisting Agassiz Energy in site selection and would not be a surrogate for a Phase I ESA.
     On March 16, 2005, we executed a real estate option agreement with Randy and Jennifer Kroeplin granting us an option to purchase 100 acres of land in Polk County, Minnesota. Under the terms of the option agreement, we paid $5,000 for the option and have the option to purchase the land for $120,000. On March 10, 2006, we extended the option for an additional 12 months for $5,000. Should we choose to exercise the option, the $10,000 option price will be credited to the purchase price of the land. On March 31, 2007 the Kroeplin real estate option expired. On March 30, 2007, a new land option to purchase up to 150 acres was executed with Randy Kroeplin, the now sole owner of the property. Under the terms of the agreement, we paid $5,000 for the option, which amount will be credited toward the purchase prices. If the option is exercised, Randy will receive $100,000 in cash, 200,000 membership units in the Company and warrants to purchase up to 200,000 membership units at $1.00 per unit within seven years. On April 30, 2005, we executed a real estate option agreement with David and Delores Czech granting us an option to purchase 58 acres of land in Polk County, Minnesota. Under the terms of the option agreement, we paid $5,000 for the option and have the option to purchase the land for approximately $60,000. On March 10, 2006, we extended this for an additional 12 months for $5,000. On March 20, 2007, we signed a second extension of the option to March 31, 2008 for $5,000. Should we choose to exercise the option, the $15,000 option price will be credited to the purchase price of the land. On March 11, 2006 we executed a real estate option agreement with Warren and Henriette Thompson granting us an option to purchase 24 acres of land in Polk County, Minnesota. Under the terms of the option agreement, we paid $20,000 for the option and have the option to purchase the land for $200,000 until March 31, 2007. On March 20, 2007, we signed an extension for an additional 12 months for $20,000. Should we choose to exercise the option, the $40,000 option price will be credited to the purchase price of the land. On July 8, 2006, we executed a real estate option agreement with Richard and D’wana Carroll granting us the option to purchase 15 acres of farmland adjacent to the other parcels of land currently subject to option agreements in Polk County, Minnesota. Under the terms of the agreement, we paid $25,000 when the agreement was executed, and paid an additional $35,000 on November 15, 2006 for this option and have the option to purchase the land for $442,000 at any time during the period from March 15, 2007 until April 2007. This option was extended on March 21, 2007 until March 31, 2008. In consideration of the extension, we granted to the Carroll’s, as husband and wife, warrants to purchase up to 53,000 membership units in the Company at $1.00 per unit for a period of seven years.
     We intend to acquire all four parcels of land, resulting in a total site size of approximately 247 acres.
     We have submitted a conditional use farm related business permit to Polk County, Minnesota for our zoning. We have also completed an Environmental Assessment Worksheet (EAW) which has been submitted to the MPCA. Our final zoning conditional use permit will be issued upon completion of review by the MPCA and Polk County of the EAW unless an Environmental Impact Statement (EIS) is required. If an EIS is required, our final zoning permit will be postponed until the EIS process is completed. There can be no assurance that we will not encounter environmental hazardous conditions such as groundwater or other subsurface contamination at the plant site. We may encounter environmental hazardous conditions at the chosen site that may delay the construction of the ethanol plant. We do not expect that our eventual design-builder, KL, will be responsible for any environmental hazardous conditions encountered at the site. Upon encountering an environmental hazardous condition, KL may suspend work in the affected area. If we receive notice of an environmental hazardous condition, we may be required to correct the condition prior to continuing construction. The presence of an environmental hazardous condition will likely delay construction of the ethanol plant and may require significant expenditure of our resources to correct the condition. In addition, it is anticipated that KL will be entitled to an adjustment in price if it has been adversely affected by the environmental hazardous condition. If we encounter any environmental hazardous conditions during construction that require time or money to correct, such event may have a material adverse effect on our operations, cash flows and financial performance.
Transportation and delivery
     We anticipate our plant will have the facilities to receive grain by truck and rail, coal by truck and to load ethanol and distillers grains onto trucks and rail cars. Our site has direct access to two major rail lines and convenient access to roadways. At this time, we do not have any contracts in place with any railway.
     R&R Contracting of Grand Forks, North Dakota has executed a contract to perform rail engineering and design services necessary to install rail infrastructure for a 55 million gallon per year ethanol plant. R&R estimated the cost for these services at $3.3 million. We have access to two railways and expect to be able to utilize unit and local trains, as needed, to deliver our corn to the plant and deliver our ethanol and distillers grains from the plant.
Utilities
     The production of ethanol is a very energy intensive process that uses significant amounts of electricity and coal. Water supply and quality are also important considerations. We plan to enter into agreements with local electric utilities to provide our needed energy. We expect to obtain all the water our plant requires from wells drilled on our property. In addition, we are in negotiations with suppliers to purchase the coal needed for the plant. There can be no assurance that those utilities and companies will be able to reliably supply the coal and electricity that we need or that our wells can supply the water we need.
     If there is an interruption in the supply of energy or water for any reason, such as supply, delivery, or mechanical problems, we may be required to halt production. If production is halted for an extended period of time, it may have a material adverse effect on our operations, cash flows, and financial performance.
Electricity
     We expect to require significant amounts of electricity to power our plant. We have not yet negotiated, reviewed or executed any agreement with a power company to provide electricity to our site. The plant is located with access to two regional power companies, either of which can provide sufficient electricity to meet our demands and both of which have indicated they would be willing to supply our power. The price at which we will be able to purchase electric services has not yet been determined.
Coal
     We expect our plant will consume approximately 140,000 tons of coal per year (375 tons of coal per operating day). While we have entered into discussions with a large coal producer based in Wyoming and Montana to supply our coal, we do not yet have any contract with them or any company for the delivery of our coal and therefore, there can be no assurance that the coal we need will always be delivered as we need it. Any disruption could either force us to reduce our operations shut down the plant, or attempt to use natural gas, any of which would reduce our revenues. We believe there is sufficient supply of coal from the Powder River Basin coal regions in Wyoming and Montana to meet our demands. According to the U.S. Energy Information Administration in October 2006, Wyoming has estimated total coal reserves of 7,975 million tons and Montana has estimated total coal reserves of 1,234 million tons. According to the U.S. Energy Information Administration, in 2005, Wyoming produced 404,319 thousand tons of coal and Montana produced 40,354 thousand tons of coal. We believe we will be able to acquire our coal through a large coal dump facility located in Ardock, North Dakota, which is approximately 90 miles from our plant location. The coal would then be trucked to our plant.
     In addition to our expected coal supply from Wyoming and Montana, the U.S. has large national coal reserves located in the Western U.S., the Appalachian region and in the interior states such as Illinois, Kentucky, Indiana and Texas that we believe we could obtain coal from if our supply from Montana and Wyoming was disrupted.

     Coal prices in the U.S. have tended to be fairly stable, but in recent years have risen as demand from U.S. industries and foreign companies, including those in China, has increased. We anticipate using coal from the Powder River Basin. The following chart shows historical coal prices based on the coal producing region:
Source: U.S. Energy Information Administration, December 15, 2006.
     Use of coal will produce approximately 60 tons of coal fly ash per day, all of which must be disposed of. Polk County, Minnesota has advised us by letter dated March 7, 2006, that it will accept our coal fly ash for disposal in a County landfill for a tip fee of $45.00 per ton, subject to future increases for inflation or increased landfill expenses directly related to managing the coal fly ash for a yearly total of approximately $875,000. The county estimates that the landfill it has designated will be filled in 12 years assuming it receives our coal fly ash. We intend to work with the County to analyze the possibility of either developing an industrial solid waste lined cell for the coal fly ash or developing an on-site land fill on our property when the presently designated landfill site is full.
Natural Gas
     As a backup in the event we are unable to use coal due to restrictions in supply or environmental issues, we believe that we would be able to utilize natural gas as an alternative to coal. We have contacted two local natural gas companies about supplying natural gas to our plant via pipe line and we have received preliminary pricing information for converting our plant to natural gas, running the necessary pipe lines to our plant and purchasing the natural gas. We believe that there would be an adequate supply of natural gas available to us, but we have no contracts in place currently, nor do we intend to do so unless necessary. Natural gas prices have tended to be much higher than coal for the equivalent amount of energy produced, and both the supply and price of natural gas have fluctuated significantly in recent years due to increased demand and supply problems, mainly attributable to hurricanes and poor weather in the Gulf of Mexico and the U.S. gulf coast, the major U.S. natural gas producing region. If we are forced to convert our plant from a coal-fired to a natural gas-fired plant, we would be required to pay for new design plans from our builder and design engineer. We would also lose all of our money already spent on the coal-fired designs. While the initial construction costs of a natural gas-fired ethanol plant tend to be significantly lower than a coal fired-ethanol plant, the long-term operating costs associated with a natural gas-fired ethanol plant tend to be considerably higher. Because we do not believe, based on our own analysis and discussions with officials at the Minnesota Pollution Control Agency and our environmental consultant, that we will be required to abandon our plans for a coal fired ethanol plant, we have not conducted a quantitative impact analysis to switch to a natural gas-fired plant.
Water
     We will require a significant supply of water. Based on the design specifications from KL, our design-builder, we anticipate our plant water requirements to be approximately 700,000 gallons per day depending on the quality of water. We have assessed our water needs and available supply and determined that we will need to drill one or more new high capacity wells to meet the plant’s water needs. We do not anticipate using municipal water sources.
     Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Depending on the type of technology utilized in the plant design, much of the water can be recycled back into the process, which will minimize the discharge water. This will have the long-term effect of lowering wastewater treatment costs, though the initial costs for this technology will likely be higher than if we did not use a non-discharge system.
Employees
     We presently have no employees. Prior to completion of the plant construction and commencement of operations, we intend to hire between 37 and 43 full-time employees, though some may be employees of our management company. Approximately six of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations. Our executive officers are not employees and they do not currently receive any compensation for their services.
     The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

# Full-Time
Position	Personnel
General Manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	1
Secretary/Clerical	2
Shift Supervisors	4
Material Handlers	14
Maintenance Supervisor	1
Maintenance Craftsmen.	4
Plant Operators	7

TOTAL	38
     The positions, titles, job responsibilities and number allocated to each position may differ when we begin to employ individuals for each position.
     We intend to enter into written confidentiality and assignment agreements with our officers and employees. Among other things, these agreements will require such officers and employees to keep all proprietary information developed or used by us in the course of our business strictly confidential.
     Our success will depend in part on our ability to attract and retain qualified personnel at a competitive wage and benefit level. We must hire qualified managers, accounting, human resources and other personnel. We operate in a rural area with low unemployment. There is no assurance that we will be successful in attracting and retaining qualified personnel at a wage and benefit structure at or below those we have assumed in our project. If we are unsuccessful in this regard, we may not be competitive with other ethanol plants which would have a material adverse affect on our operations, cash flows and financial performance.

Sales and Marketing
     We intend to enter into a management contract with KL who will sell and market the ethanol and distillers grains produced at the plant through normal and established markets. We do not plan to hire or establish an internal sale organization to market any of the products or co-products we produce.
Strategic Partners
     As of December 31, 2006, we had no design-builder engaged to design or build our plant. On November 15, 2006, we verbally terminated the Bio-Renewable Group due to a dramatic and unexpected increase in plant costs and immediately began seeking another design-builder. We executed a letter of intent with KL on April 17, 2007 to have KL design and build our plant. KL proposes to build a 55 million gallon plant which will use approximately 20 million bushels of corn per year. In addition KL’s services will include state and federal permitting and locating debt financing options. The proposed cost for the project is approximately $115,308,000.
Construction and timetable for completion of the project
     We are currently working on revising our equity offering filing on Form SB-2 to reflect the changes since October 2006. Assuming our amended offering is declared effective and we are able to raise at least the minimum offering amount, we estimate that the project will be completed approximately 12 to 18 months after we close on our offering. This schedule further assumes that two months of detailed design will occur prior to closing and the construction schedule will be followed by two months of commissioning. During the period of commissioning, we expect preliminary testing, training of personnel and start-up of operations at our plant to occur. This schedule also assumes that bad weather and other factors beyond our control do not upset our timetable as there is no additional time built into our construction schedule for unplanned contingencies. There can be no assurance that the timetable that we have set will be followed, and factors or events beyond our control could hamper our efforts to complete the project in a timely fashion.
Regulatory Permits
     We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. In addition, it is likely that our senior debt financing will be contingent on our ability to obtain the various required environmental permits. We have engaged Natural Resources Group, Inc. of Minneapolis, Minnesota to assist us with obtaining certain environmental permits, and to advise us on general environmental compliance. As of December 31, 2006, we have spent $249,453 on regulatory permit applications and related fees and expect to spend approximately $80,000 in addition prior to completion of the plant. There are no material relationships between the company or any of its governors, officers or affiliates and the Natural Resources Group.
     Of the permits described below, we must obtain the Major Source Permit for air emissions and the Construction Storm Water Discharge Permit prior to starting construction. The remaining permits will be required shortly before or shortly after we can begin to operate the plant. If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. In addition to the state requirements, the United States Environmental Protection Agency (“EPA”) could impose conditions or other restrictions in the permits that are detrimental to us or which increase permit requirements or the testing protocols and methods necessary to obtain a permit either before, during or after the permitting process. Minnesota and the EPA could also modify the requirements for obtaining a permit. Any such event would likely have a material adverse impact on our operations, cash flows and financial performance.
     Even if we receive all required permits from Minnesota, we may also be subject to regulatory oversight from the EPA. Currently, the EPA’s statutes and rules do not require us to obtain separate EPA approval in connection with the construction and operation of the proposed plant. Minnesota is authorized to enforce the EPA’s federal emissions program. However, the EPA does retain authority to take action if it decides that the state is not correctly enforcing its emissions program. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change, and changes can be made retroactively. Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations to the detriment of our financial performance.

     The following permits may be required:
Federal Permits
 Clean Air Act
•	Prevention of Significant Deterioration (PSD) and Construction Permits

•	Applicable Federal New Source Performance Standards (NSPS)

•	Applicable National Emission Standards for Hazardous Air Pollutants (NESHAPS)

•	Title V Operating Permit of the Clean Air Act Amendments of 1990

•	Risk Management Plan
 Clean Water Act
•	National Pollutant Discharge Elimination System (NPDES)

•	Oil Pollution Prevention and Spill Control Countermeasures
 Comprehensive Environmental Response Compensation and Liability Act & Community Right to Know Act
  (CERCLA/EPCRA)
•	Tier II Forms — listing of potentially hazardous chemicals stored on-site

•	EPCRA Section 313 and 304 and CERCLA Section 103. These reports track use and release of regulated substances above threshold and/or designated quantities annually
 Alcohol and Tobacco Tax and Trade Bureau
•	Alcohol Fuel Permit (AFP)
State Permits
•	Air Quality Permits

•	Storage Tank Permits

•	Water Quality Permits

•	State Liquor License

•	State Department of Motor Fuels

•	State Department of Transportation
•	Highway Access Permit

•	Possible Easement Rights
•	State Department of Health

•	State Department of Public Service
•	Boiler License
•	State Department of Natural Resources
•	Water appropriation permits

•	Other waters and wetland considerations

  Synthetic Major permit for air emissions
     Our preliminary estimates indicate that this facility will be considered a major source of regulated air pollutants. There are a number of emission sources that are expected to require permitting. These sources include the boiler, ethanol process equipment, storage tanks, scrubbers, and baghouses. The types of regulated pollutants that are expected to be emitted from our plant include PM10, CO, NOx and VOCs. The activities and emissions mean that we are expected to obtain a major construction permit for the facility emissions. Because of regulatory requirements, we anticipate that we will agree to limit production levels to a certain amount, which may be slightly higher than the production levels described in this document (currently projected at 55 million gallons per year at the nominal rate with the permit at a slightly higher rate) in order to avoid having to obtain Title V air permits. These production limitations will be a part of the major construction permit. If we exceed these production limitations, we could be subjected to very expensive fines, penalties, injunctive relief and civil or criminal law enforcement actions. Exceeding these production limitations could also require us to pursue a Title V air permit. There is also a risk that further analysis prior to construction, a change in design assumptions or a change in the interpretation of regulations may require us to file for a Title V air permit. If we must obtain a Title V air permit, then we will experience significantly increased expenses and a significant delay in obtaining a subsequently sought Title V air permit. There is also a risk that Minnesota might reject a Title V air permit application and request additional information, further delaying startup and increasing expenses. Even if we obtain a major construction permit prior to construction, the air quality standards may change, thus forcing us to later apply for a Title V air permit. There is also a risk that the area in which the plant is situated may be determined to be a nonattainment area for a particular pollutant. In this event, the threshold standards that require a Title V air permit may be changed, thus requiring us to file for and obtain a Title V air permit. The cost of complying and documenting compliance should a Title V air permit be required is also higher. It is also possible that in order to comply with applicable air regulations or to avoid having to obtain a Title V air permit, we would have to install additional air pollution control equipment such as additional or different scrubbers.
  Air pollution standard
     There are a number of standards which may effect the construction and operation of the plant going forward. The Prevention of Significant Deterioration (“PSD”) regulation creates more stringent and complicated permit review procedures for construction permits. It is possible, but not expected, that the plant may exceed applicable PSD levels for NOx, CO, and VOCs. If the plant exceeds applicable PSD levels for NOx, CO, and VOCs, then the plant would be required to install more expensive pollution control equipment in order to reach the mandatory maximum levels for NOx, CO and VOCs. The purchase and installation of such equipment would increase costs.
  Waste Water Discharge Permit
     This plant will be a zero-discharge facility. We expect that we will use water to cool our closed circuit systems in the plant. In order to maintain a high quality of water for the cooling system, the water will be continuously replaced with make-up water. As a result, this plant will discharge clean, non-contact cooling water from boilers and the cooling towers. Several discharge options, including publicly owned treatment works, use of a holding pond, discharge to a receiving stream, and other options are under consideration by our consulting engineers and us. Each of these options will require an appropriate permit. We must submit the applicable permit applications(s) prior to beginning of construction.
  Storm Water Discharge Permit (NDPES) and Storm Water Pollution Prevention Plan (SWPPP Permits)
  Permit for Industrial Activity:
     Before we can begin construction of our plant, we must obtain a Storm Water Discharge Permit for industrial activity from the applicable state agency. This permit must be filed before construction begins. A Storm Water Pollution Prevention Plan must also be in place that outlines various measures we plan to implement to prevent storm water pollution.
     Minnesota imposes additional water quality test and effluent limits for stormwater discharges. The inability to meet stormwater discharge levels may require other water discharge treatment options, including publicly owned treatment works, use of a holding pond, discharge to a receiving stream, subsurface infiltration, irrigation and other options. If those treatment options are required, it could increase our expenses. Although Minnesota’s NPDES general permit for industrial activity has expired, applicants for new sites are currently allowed to apply for the permit under the expired permit. It is possible that the Minnesota regulations pertaining to NPDES permits for industrial activity could be changed in the future and that those regulations could add additional requirements for discharges of storm water. On August 9, 2005 the Minnesota Court of Appeals issued a decision holding that no NPDES permits should be granted by the Minnesota Pollution Control Agency if the discharges would decrease water quality for a receiving waterway on Minnesota’s impaired waterways list. Minnesota is appealing this decision. Based on the court’s decision, Minnesota has temporarily suspended granting any Storm Water Discharge Permits for Industrial Activity (NPDES) permits for new construction if the permit would decrease water quality for a receiving waterway on the impaired waters list, pending further appeal or new regulations. Pending new regulations or a reversal on appeal, we must be certain that storm water discharges that could decrease water quality do not enter an impaired water way of Minnesota in order to prevent any construction delays.
  Permit for Construction:
     Prior to the commencement of construction of the plant, in Minnesota we must file for an NPDES/SDS permit. If the agency does not object to the notice of intent, we could begin construction and allow storm water discharge in most circumstances seven days in Minnesota if the site is less than fifty acres in size. As part of the application for the Construction Site Storm Water Discharge Permit or Minnesota NPDES/SDS permit, we will need to have a Storm Water Pollution Prevention Plan in place that outlines various measures we plan to implement to prevent storm water pollution. Other compliance and reporting requirements may also apply depending upon the results of the agency review. We would also be subject to certain reporting and monitoring requirements. We anticipate, but there can be no assurances, that we will be able to obtain these permits. The ability to obtain a Construction Site Storm Water Discharge Permit in Minnesota may be affected by the Minnesota Court of Appeals decision as described above in the same way that a Storm Water Discharge Permit for Industrial Activity is affected.
  New source performance standards
     The plant will be subject to new source performance standards for both the plant’s distillation processes and the storage of volatile organic compounds used in the denaturing process. These duties include initial notification, emissions limits, compliance, monitoring requirements, and record keeping requirements.
  Environmental Assessment
     We are required to undergo an environmental assessment process before we can begin construction of the plant. This process includes filing an Environmental Assessment Worksheet and allowing a public review period. In addition, local governmental units have a right to request additional information. It is also possible that the environmental assessment process could trigger a requirement for an environmental impact study. No construction can begin and no permits can be issued until a decision is made on whether an environmental impact study is required, although applications for permits may be filed and reviewed while the environmental assessment is being considered. There is no assurance that we will be granted permits to begin construction until the project has been approved as part of the environmental impact study process. There is no assurance that the project will be approved upon review of the environmental impact study. Failure to obtain approval by the reviewing agency would mean that the project cannot proceed until objections to the environmental impact of the site are met. There is no assurance that all objections can be met.
  Spill prevention, control, and countermeasures plan
     Before we can begin operations, we must prepare and implement a Spill Prevention Control and Countermeasure (“SPCC”) plan in accordance with the guidelines contained in 40 CFR § 112. This plan will address oil pollution prevention regulations and must be reviewed and certified by a professional engineer. The SPCC must be reviewed and updated every three years.
  Tank Permit
     Minnesota has an additional tank permitting program for tanks holding hazardous chemicals in capacities over one million gallons. This program requires record-keeping, spill protection and response requirements in addition to the SPCC program. We anticipate, but there can be no assurances, that we will be able to obtain this permit.
  Well Permit
     Based on our studies so far, we anticipate that we will need to drill at least two high capacity wells to meet the plant’s water needs. As a result, we will need to apply to the appropriate state agency for a well permit. Minnesota requires a public notice and hearing process before a well permit can be granted. In the event this permit is not approved, we would need to explore alternative water supply sources, however, the cost of alternative water supply sources could prohibit their use. Water resources in Minnesota are not unlimited. It is possible that the potential site for the plant might be unable to produce water in sufficient quantities to support plant operations. We intend to apply for this permit before construction begins.

  Alcohol and Tobacco Tax and Trade Bureau, Requirements
     Before we can begin operations, we must comply with applicable Alcohol and Tobacco Tax and Trade Bureau (formerly the Bureau of Alcohol, Tobacco and Firearms) regulations. These regulations require that we first make application for and obtain an alcohol fuel producer’s permit. The application must include information identifying the principal persons involved in our venture and a statement as to whether any of them have ever been convicted of a felony or misdemeanor under federal or state law. The term of the permit is indefinite until terminated, revoked or suspended. The permit also requires that we maintain certain security measures. We must also secure an operations bond pursuant to 27 CFR § 19.957. There are other taxation requirements related to special occupational tax and a special stamp tax.
  Risk management plan
     We are currently in the process of determining whether anhydrous ammonia or aqueous ammonia will be used in our production process. Pursuant to § 112I(7) of the Clean Air Act, stationary sources with processes that contain more than a threshold quantity of a regulated substance are required to prepare and implement a Risk Management Plan. If we use anhydrous ammonia, we must establish a plan to prevent spills or leaks of the ammonia and an emergency response program in the event of spills, leaks, explosions or other events that may lead to the release of the ammonia into the surrounding area. The same requirement may also be true for denaturant. This determination will be made as soon as the exact chemical makeup of the denaturant is obtained. We will need to conduct a hazardous assessment and prepare models to assess the impact of an ammonia and/or denaturant release into the surrounding area. The program will be presented at one or more public meetings. However, if we use aqueous ammonia, the risk management program will only be needed for the denaturant. In addition, it is likely that we will have to comply with the prevention requirements under OSHA’s Process Safety Management Standard. These requirements are similar to the Risk Management Plan requirements. The Risk Management Plan should be filed before use.
  Environmental Protection Agency
     Even if we receive all state required environmental permits for construction and operation of the plant, we will also be subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than the state’s environmental administrators. State or EPA rules and regulations are subject to change, and any such changes may result in greater regulatory burdens.
 Nuisance
     Ethanol production has been known to produce an odor to which surrounding residents could object. Ethanol production may also increase dust in the area due to operations and the transportation of grain to the plant and ethanol and distillers grains from the plant. Such activities may subject us to nuisance, trespass, or similar claims by employees or property owners or residents in the vicinity of the plant. To help minimize the risk of nuisance claims based on odors related to the production of ethanol and its co-products, we intend to install a thermal oxidizer in the plant. See “DESCRIPTION OF BUSINESS — Thermal Oxidation” for additional information. Nonetheless, any such claims or increased costs to address complaints may have a material adverse effect on us, our operations, cash flows, and financial performance.
     We are not currently involved in any litigation involving nuisance or any other claims.
INDUSTRY OVERVIEW
     Ethanol is a clean-burning, high-octane fuel that is produced from the fermentation of carbohydrates such as grains, starches and sugars. The two largest producers of ethanol are the United States and Brazil. In the United States, ethanol is produced primarily from corn and in Brazil ethanol is produced primarily from sugar. In the U.S. it has been used primarily as a gasoline additive to comply with air emissions regulations by reducing emissions of carbon monoxide and nitrogen oxide. According to the Renewable Fuels Association (RFA), the national trade association for the United States ethanol industry, as of March, 2007, there were 114 ethanol plants in the U.S. having a combined production capacity of more than 5.6 billion gallons of ethanol per year, and there were 80 ethanol plants and 7 expansions under construction that are anticipated to add over 6 billion gallons of new annual production capacity by 2009. Between 1980 and 1991, less than 1 billion gallons of ethanol were produced annually in the United States. In 2006, the U.S. ethanol industry produced a record 4.9 billion gallons of fuel ethanol, representing an increase of more than 25% from 2005 and more than 300% since 2000. According to the U.S. Department of Energy’s Energy Information Administration, or the DOE (EIA), from January to October 2006, ethanol was blended into 46% of the gasoline sold in the United States. The Energy Policy Act of 2005 includes a renewable fuel program, which is commonly referred to as the Renewable Fuel Standard, or RFS, which requires that ethanol comprise a minimum of 4.7 billion gallons of the U.S. fuel supply in 2007, and that this minimum increase to 7.5 billion gallons in 2012.

     Most U.S. ethanol is sold in gasoline blends including up to 10% ethanol. These blends, also referred to as “E10” fuel, are approved for use by major motor vehicle manufacturers. Another blend, referred to as “E85” fuel, includes up to 85% ethanol. E85 fuel currently represents a relatively small portion of the U.S. gasoline supply. According to the National Ethanol Vehicle Coalition, known as NEVC, approximately six million vehicles out of more than 200 million vehicles in the United States today are Flexible Fuel Vehicles, or flex fuel vehicles, capable of using E85 fuel.
     Agassiz believes that the ethanol market will continue to grow as a result of a shortage of domestic petroleum refining capacity, federally-mandated renewable fuel use, favorable tax treatment, ethanol’s clean-burning characteristics, and geopolitical and environmental concerns with petroleum-based fuels. Reasons for substantial growth prospects in the ethanol market include:
     • Expansion of gasoline supply—By blending ethanol into gasoline, refiners can expand the volume of fuel available for sale especially when refinery capacity and octane sources are limited. According to the DOE (EIA), between 1985 and 2005, petroleum refining capacity in the U.S. increased only 9.7% while domestic petroleum product demand increased by 32% during the same period. Agassiz believes that increased pressure on domestic fuel refining capacity will result in greater demand for ethanol.
     • Strong legislative and government policy support—In August 2005, the President signed the Energy Policy Act of 2005, which established the RFS. The RFS mandates minimum annual use of 7.5 billion gallons per year of renewable fuels in the U.S. by 2012. The RFS requires motor fuels sold or introduced into commerce in the United States to contain in the aggregate minimum volumes of renewable fuels in future years as set forth in the table below. Agassiz believes that actual renewable fuel use is likely to exceed these amounts.

Renewable
Year	fuel usage
(in billions of gallons)
2006	4.0
2007	4.7
2008	5.4
2009	6.1
2010	6.8
2011	7.4
2012	7.5
2013 and thereafter	Minimum based on maintaining the
same ratio of renewable fuels to
gasoline sales as occurred in 2012.
In addition, beginning in 2013, the
total RFS mandated amount of
renewable fuels will include of 250
million gallons of cellulosic
ethanol.
     The Energy Policy Act of 2005 also proposed a credit trading program to facilitate meeting the industry-wide renewable fuels requirements. The Environmental Protection Agency is expected to establish the rule for issuing and trading these credits in 2007. In addition, the President and members of Congress have on numerous occasions expressed their support for the use of ethanol in vehicles as a clean, renewable fuel to reduce reliance on foreign crude oil and to diversify the U.S. fuel supply. The U.S. Department of Energy, in its “30x30 Roadmap,” has called for biofuels to replace 30% of domestic gasoline demand by 2030, implying an ethanol need of approximately 60 billion gallons per year, or BGY. Finally, many farm state legislators are extremely supportive of the ethanol industry due to its perceived favorable impact on corn prices and local employment and tax base.
     • Environmental benefits—Ethanol, as an oxygenate, reduces tailpipe emissions when added to gasoline. The additional oxygen in the ethanol results in a more complete combustion of the fuel in engine cylinders, resulting in reduced carbon monoxide and nitrogen oxide emissions. Prior federal programs that mandated the use of oxygenated gasoline in areas with high levels of air pollution spurred widespread use of ethanol in the United States.
     • Replacement of MTBE—Because of their blend characteristics, availability and cost, ethanol and methyl tertiary-butyl ether, or MTBE were the two primary additives used to meet the Federal Clean Air Act’s oxygenate requirements. Because MTBE could be produced and blended with gasoline at the refinery and transported through a pipeline, it was initially the oxygenate ingredient used by the petroleum industry in most reformulated gasoline.

     In recent years, health and environmental concerns have arisen from the discovery of the presence of MTBE, a suspected carcinogen, in ground water supplies. As a result, at least 25 states, including California, New York and Connecticut, have banned or significantly limited the use of MTBE. These states accounted for more than half of the MTBE consumed in the U.S. Product liability concerns regarding MTBE increased following passage of the Energy Policy Act of 2005, which did not contain limitations on product liability claims relating to MTBE use. As a result, refiners have been phasing out MTBE, creating additional demand for ethanol outside of the Midwest and California. Ethanol has served as the principal replacement for the reduced MTBE volume.
     • Geopolitical concerns—The United States is dependent on foreign oil. Political unrest and attacks on oil infrastructure in the major oil-producing nations, particularly in the Middle East, have periodically disrupted the flow of oil. Fears of terrorist attacks have added a “risk premium” to world oil prices. At the same time, developing nations such as China and India have increased their demand for oil. As a result, world oil prices ranged from $50 to $70 per barrel at times during 2005 and averaged above $60 a barrel during 2006, reaching record highs above $78 a barrel during July 2006. As a domestic, renewable source of energy, ethanol can help to reduce American dependence on foreign oil.
     • Ethanol as a gasoline substitute—Automakers in the United States have been accelerating work on their E85 flex fuel vehicle programs, according to the NEVC. Future widespread adoption of flex fuel vehicles could significantly boost ethanol demand and reduce the consumption of gasoline. Currently, however, only a small percentage of automobiles and gasoline stations in the United States are E85-compatible.
     Ethanol’s role in the U.S. is gradually shifting from being an oxygenate/gasoline additive in E10 fuel to being a true gasoline complement/replacement through the use of E85 fuel in some areas. Widespread distribution of ethanol in the U.S. is constrained by the need for broader distribution infrastructure and the availability of flex fuel vehicles. According to the DOE (EIA) Annual Energy Outlook 2007, sales of flex fuel vehicles capable of using gasoline and E85 are expected to reach 2 million per year in 2030, or 10% of total sales of new light-duty vehicles. According to the National Ethanol Vehicle Coalition, approximately 6.0 million U.S. vehicles are equipped today to burn E85 fuel. U.S. automakers receive incentives under federal fuel economy standards for producing flex fuel vehicles. The NEVC has stated that over 1,000 service stations in the U.S. sell E85 fuel.
     Supply of Ethanol
     The primary feedstock for ethanol production in the United States currently is corn. Proximity to corn supplies is a crucial factor in the economics of conventional ethanol plants, as transporting corn is much more expensive than transporting the finished ethanol product. The ethanol industry is thus geographically concentrated in the Midwest based on its proximity to the highest concentration of corn supply. According to the RFA, more than 75% of the ethanol produced in the United States comes from five Midwestern states, with the corn-rich state of Iowa alone possessing nearly 31% of the total U.S. ethanol production capacity.
     Despite the geographic concentration, production in the ethanol industry remains fragmented. According to the RFA, while domestic ethanol production increased from 1.3 billion gallons in 1997 to 4.9 billion gallons in 2006. According to RFA, the top ten producers accounted for only approximately 45% of the industry’s total estimated production capacity as of November 2006. More than 50 smaller producers and farmer-owned cooperatives, most with production of 50 million gallons per year, or MMGY, or less, generate the remaining production. A typical ethanol facility can be constructed in approximately 14-18 months from groundbreaking to operation. Thus, the industry is able to forecast capacity additions for up to 18 months in the future. As of March 2007, the RFA estimates that approximately 6.4 BGY of additional production capacity is under construction at 81 new or existing ethanol facilities. This estimate does not include future expansion plans of other ethanol producers, particularly Archer Daniels Midland Company, the largest domestic ethanol producer, which has announced plans to increase its production capacity by approximately 51% by mid-2008. As a result of this projected increase in production, the ethanol industry faces the risk of excess capacity.
     With the largest proportion of ethanol production, the Midwest is also one of the largest consumers of ethanol fuel in the United States. After California, which is the largest consumer of ethanol, Midwestern states such as Minnesota, Illinois and Ohio are the largest consumers of ethanol. Additionally, the state MTBE bans in Connecticut and New York have increased the ethanol consumption in these states. Additionally, some states have mandated ethanol use, including Minnesota, Iowa, and Hawaii.
     Growing U.S. ethanol production is putting increased pressure on the demand for corn as an ethanol feedstock. In 2005-2006, approximately 14% of the U.S. corn crop was used to produce more than 4 BGY of ethanol. By 2008, U.S. ethanol production capacity is projected to reach 8 BGY, which could consume more than 23% of the 2006 U.S. corn crop. According to the U.S.D.A Prospective Acres Report., as of March 30, 2007, the projected corn planting for 2007 is 7.9 million acres in Minnesota, 2.6 million acres in North Dakota and 5.9 million acres in South Dakota. According to the Earth Policy Institute’s January 4, 2007 publication, current data on growth in corn ethanol production facilities indicates 5 BGY in operation, 5.6 BGY in or near construction, and 200 plants in the planning stage. Increasing demand for ethanol is expected to constrain corn availability, and, thereby, magnify its price volatility. Recent demand pressure on corn has resulted in price increases which have prompted debate over the use of corn-for-food versus corn-for-fuel.
     Imports of foreign produced ethanol, principally from Brazil, also affect market conditions for supply and pricing of domestically produced ethanol. Except from certain Caribbean Basin nations, imports are subject to a tariff and an ad valorem tax. Nevertheless, at price levels reached in the second and third quarters of 2006, prices of imported ethanol, including transportation costs, tariff and taxes, were competitive with domestically produced ethanol. Fuel ethanol imported from Jamaica, Trinidad, El Salvador, Costa Rica and 20 other nations is not subject to tariff under certain conditions and, therefore, can reach the U.S. at delivered costs below the current market price, subject to certain other restrictions.
     Legislation
     There have been various legislative incentives that have spurred growth in the ethanol industry. These incentives include:
     • Energy Policy Act of 2005—The Energy Policy Act of 2005 established the Renewable Fuels Standard that mandates minimum annual volumes of renewable fuel to be used by petroleum refiners in the fuel supply. The annual requirement grows from 4.0 billion gallons of renewable fuels mandated use per year in 2006 to 7.5 billion gallons per year by 2012. The Energy Policy Act also removed certain oxygenate requirements that were put in place by the Federal Clean Air Act. The Energy Policy Act also included anti-backsliding provisions, however, that require refiners to maintain emissions quality standards in the fuels that they produce, thus providing additional opportunities for ethanol.
     • Federal Clean Air Act—Environmental regulations partially drive the use of ethanol as an oxygenate. The Federal Clean Air Act requires the use of oxygenated gasoline during winter months in areas with unhealthy levels of carbon monoxide.
     • State and local incentives—Over 21 states have implemented incentives to encourage ethanol production and use. These incentives include state renewable fuel standards, tax credits, producer payments, loans, grants, tax exemptions and other programs. Midwestern states have initiated most of the programs and policies to promote ethanol production and development. States on the East and West Coasts also are beginning to initiate ethanol production programs in connection with drives to construct ethanol plants in these states.
     • State legislation banning or significantly limiting the use of MTBE—In recent years, due to environmental concerns, 25 states, including California, Connecticut and New York, have banned, or significantly limited, the use of MTBE. Ethanol has served as a replacement for the discontinued MTBE volumes and is expected to continue to serve as a primary replacement product in the future for MTBE volumes that are removed from the fuel supply.
     • Federal tariff on imported ethanol—In 1980, Congress imposed a tariff on ethanol produced outside the U.S., which typically is produced from sugar cane at significantly lower cost than domestic ethanol, in order to encourage the development of a domestic, corn-derived ethanol supply. This tariff was designed to prevent the federal tax incentives from benefiting non-U.S. producers of ethanol. The tariff is $0.54 per gallon and is scheduled to expire in January 2009. In addition, there is a flat 2.5% ad valorem tariff on all imported ethanol.
     Ethanol imports from 24 countries in Central America and the Caribbean Islands are exempt from the tariff under the Caribbean Basin Initiative. The Caribbean Basin Initiative provides that specified nations may export an aggregate of 7.0% of U.S. ethanol production per year into the U.S., with additional exemptions from ethanol produced from at least 50% feedstock in the Caribbean region over the 7.0% limit. Imports from the exempted countries may increase as a result of new plants under development.

     The following table shows the 2006 United States annual ethanol production capacity by state, as reported by the Renewable Fuels Association:
U.S. Ethanol Production Capacity by State

		Under Construction/
	Online	Expansion	Total
Iowa	1701.5	1535	3236.5
Nebraska	655.5	965	1620.5
Illinois	831	341	1172
South Dakota	532	378	910
Minnesota	541.6	240.5	782.1
Indiana	102	551	653
Kansas	212.5	295	507.5
Wisconsin	230	272	502
Texas	0	370	370
Ohio	3	330	333
Michigan	155	107	262
North Dakota	83.5	150	233.5
New York	0	164	164
Missouri	155	0	155
Oregon	0	143	143
Colorado	85	40	125
Tennessee	67	38	105
Georgia	0.4	100	100.4
California	68	0	68
Arizona	0	55	55
Washington	0	55	55
Kentucky	35.4	0	35.4
New Mexico	30	0	30
Wyoming	5	0	5

Total	5493.4	6129.5	11,622.9
Source: Renewale Fuels Association, January 2007
Federal Ethanol Supports
     The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal ethanol supports. The most recent ethanol supports are contained in the Energy Policy Act of 2005. Most notably, the Act creates a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012.
     Historically, ethanol sales have also been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog. The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol, however, MTBE has contributed to groundwater contamination and has been banned from use by many states. Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE is expected to result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create increased demand in the short-term, we do not expect this to have a long term impact on the demand for ethanol as the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere
     The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.
     The use of ethanol as an alternative fuel source has been aided by federal tax policy. On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005. Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. This is expected to add approximately $1.4 billion to the highway trust fund revenue annually. In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of 5.1 cents per gallon of gasoline blended with 10% ethanol. Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (“ETBE”), without geographic limitations or requirements, including ethanol in E-85 and the E-20 in Minnesota. The VEETC is scheduled to expire on December 31, 2010.
     The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. Our plant will be rated for 55 million gallons per year, but we expect that we will actually be able to produce up to 60 million gallons per year. If we produce more than 60 million gallons per year, we would expect to be ineligible for the credit.
     In addition, the Energy Policy Act of 2005 creates a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service after December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.
     The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above. These incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels than at which they currently exist. The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol and would likely reduce our net income and the value of your investment.
Our Primary Competition
     We will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Our plant will compete with other ethanol producers on the basis of price.
     According to the Renewable Fuels Association, during the last 20 years, ethanol production capacity in the United States has grown from almost nothing to an estimated 5.6 billion gallons per year as of March 2007. Plans to construct new plants or to expand existing plants have been announced which would increase capacity by approximately 6 billion gallons per year. This increase in capacity may continue in the future. We cannot determine the effect of this type of an increase upon the demand or price of ethanol.
     The ethanol industry has grown to approximately 114 production facilities in the United States and is growing larger all the time. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland (ADM), Aventine Renewable Energy, Inc., Cargill, Inc., New Energy Corp. and VeraSun Energy Corporation, all of which are capable of producing more ethanol than we expect to produce. Archer Daniels Midland recently announced its plan to add approximately 500 million gallons per year of additional ethanol production capacity in the United States. ADM is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market. ADM’s plan to produce an additional 500 million gallons of ethanol per year will strengthen its position in the ethanol industry and cause a significant increase in domestic ethanol supply. In addition, there are several regional entities recently formed, or in the process of formation, of similar size and with similar resources to ours.

As of March 13, 2007, Minnesota has 16 ethanol plants producing an aggregate of over 620 million gallons of ethanol per year. In addition, there are several ethanol plants in Minnesota under construction or in the planning stage.
     The following table identifies most of the producers in the United States along with their production capacities.

			Current	Under Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE			88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC*	St. Ansgar, IA	Corn		100
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a. EXOL*	Albert Lea, MN	Corn	40	8
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, LLC*	Denison, IA	Corn	40
Archer Daniels Midland	Decatur, IL	Corn	1,070	275
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Arkalon Energy, LLC	Liberal, KS	Corn		110
ASAlliances Biofuels, LLC	Albion, NE	Corn		100
	Linden, IN	Corn		100
	Bloomingburg, OH	Corn		100
Aventine Renewable Energy, LLC	Pekin, IL	Corn	207
	Aurora, NE	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	52	50^
Big River Resources Grinnell, LLC (joint venture with US Bio) ^	Grinnell, IA	Corn
Blue Flint Ethanol	Underwood, ND	Corn	50
Bonanza Energy, LLC	Garden City, KS	Corn/milo		55
Broin Enterprises, Inc.*	Scotland, SD	Corn	11
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40

			Current	Under Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Cascade Grain	Clatskanie, OR	Corn		108
CassCo Amaizing Energy, LLC	Atlantic, IA	Corn		110
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn		50
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn		40
Central Illinois Energy, LLC	Canton, IL	Corn		37
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Coshoctan Ethanol, OH	Coshoctan, OH	Corn		60
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC	Morris, MN	Corn	21.5
Dexter Ethanol, LLC	Dexter, IA	Corn		100
E Energy Adams, LLC	Adams, NE	Corn		50
E3 Biofuels	Mead, NE	Corn		24
E Caruso (Goodland Energy Center)	Goodland, KS	Corn		20
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn		40
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	32
Ethanol Grain Processors, LLC	Obion, TN	Corn		100
First United Ethanol, LLC (FUEL)	Mitchell Co., GA	Corn		100
Frontier Ethanol, LLC	Gowrie, IA	Corn	60
Front Range Energy, LLC	Windsor, CO	Corn	40
Gateway Ethanol	Pratt, KS	Corn		55
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50	50
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95
	Riga, MI	Corn		57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	60	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grand River Distribution	Cambria, WI	Corn		40
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50

			Current	Under Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Greater Ohio Ethanol, LLC	Lima, OH	Corn		54
Green Plains Renewable Energy	Shenandoah, IA	Corn		50
	Superior, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105
	Fairbank, IA	Corn	115
	Menlo, IA	Corn		100
Heartland Corn Products*	Winthrop, MN	Corn	35
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O'Neill, NE	Corn		100
Horizon Ethanol, LLC	Jewell, IA	Corn	60
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Illinois River Energy, LLC	Rochelle, IL	Corn	50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	50
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn	40
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Kansas Ethanol, LLC	Lyons, KS	Corn		55
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Liquid Resources of Ohio	Medina, OH	Waste Beverage	3
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Marquis Energy, LLC	Hennepin, IL	Corn		100
Marysville Ethanol, LLC	Marysville, MI	Corn		50
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Michigan Ethanol, LLC	Caro, MI	Corn	50
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Millennium Ethanol	Marion, SD	Corn		100
Minnesota Energy*	Buffalo Lake, MN	Corn	18
Missouri Ethanol	Laddonia, MO	Corn	45
Missouri Valley Renewable Energy, LLC*	Meckling, SD	Corn		60
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Volney, NY	Corn		114

			Current	Under Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Northeast Missouri Grain, LLC*	Macon, MO	Corn	45
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC	Lake Crystal, MN	Corn	52
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5
Pacific Ethanol	Madera, CA	Corn	35
	Boardman, OR	Corn		35
	Burley, ID	Corn		50
Panda Energy	Hereford, TX	Corn/milo		100
Panhandle Energies of Dumas, LP	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Penford Products	Ceder Rapids, IA	Corn		45
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn		55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Pinnacle Ethanol, LLC	Corning, IA	Corn		60
Plainview BioEnergy, LLC	Plainview, TX	Corn		100
Platinum Ethanol, LLC*	Arthur, IA	Corn		110
Plymouth Ethanol, LLC*	Merrill, IA	Corn		50
Prairie Ethanol, LLC	Loomis, SD	Corn	60
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Premier Ethanol	Portland, IN	Corn		60
Pro-Corn, LLC*	Preston, MN	Corn	42
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn	50
Redfield Energy, LLC *	Redfield, SD	Corn		50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn		130
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25	40
Siouxland Ethanol, LLC	Jackson, NE	Corn		50
Sioux River Ethanol, LLC*	Hudson, SD	Corn	50
Southwest Iowa Renewable Energy, LLC *	Council Bluffs, IA	Corn		110
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Summit Ethanol	Leipsic, OH	Corn		60
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tama Ethanol, LLC	Tama, IA	Corn		100

			Current	Under Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn		110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United Ethanol	Milton, WI	Corn		52
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn	250	400 ^
	Woodbury, MI	Corn
	Hankinson, ND	Corn
	Central City , NE	Corn
	Ord, NE	Corn
	Dyersville, IA	Corn
	Janesville, MN	Corn
U.S. Energy Partners, LLC (White Energy)	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	230	330
	Ft. Dodge, IA	Corn
	Charles City, IA	Corn
	Welcome, MN	Corn
	Hartely, IA	Corn
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	52
Western New York Energy, LLC	Shelby, NY	Corn		50
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX	Corn/Milo		100
Wind Gap Farms	Baconton, GA	Brewery waste	0.4
Renova Energy	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5	35
Yuma Ethanol	Yuma, CO	Corn		40
Total Current Capacity at 114 ethanol biorefineries			5,633.4
Total Under Construction (80)/Expansions (7)				6,394.9
Total Capacity			12,028.3

*locally-owned Renewable Fuels Association, updated: March 13, 2007
     North Dakota currently has four ethanol plants producing an aggregate of 110 million gallons of ethanol per year: ADM’s Walhalla, North Dakota plant is located in the north central part of the state, Red Trail Energy, LLC’s plant in Richarton and Alchem, Ltd., operates an ethanol plant near Grafton in northeast North Dakota. Two additional 50 million gallon per year plants are currently being constructed and two additional 100 million gallon per year ethanol plants have been announced one in Hankinson and the other in Casselton, North Dakota. As of March, 2007, Minnesota has 16 ethanol plants producing an aggregate of over 620 million gallons of ethanol per year. The following map depicts the ethanol plants in Minnesota that were producing ethanol in February 2007:
Source: Minnesota Department of Agriculture, February 6, 2007
     In addition to our domestic competition, we will face competition in the ethanol industry from international suppliers of ethanol, including, but not necessary limited to, Brazil and Caribbean Basin countries that produce ethanol from sugarcane and import it into the United States. Recently, ethanol imports have increase as MTBE has been phased out in parts of the United States, most notably the eastern United States. While we do not believe that this recent trend will continue as domestic ethanol is supplied to these states, imported ethanol may continue to be a viable competitor for our, and all domestic ethanol producers.
Competition from Alternative Fuel Additives
     Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies with far greater resources. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them with competitive advantages and harm our business.
Reports To Security Holders
     The Company is required as a reporting company under the Security and Exchange Act of 1934 to file annual, quarterly and current reports electronically with the SEC. This report and any other information that the Company has filed with the Securities Exchange Commission may be read or copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20529. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The

Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission’s site is (http://www.sec.gov). The Company intends to deliver an annual report to security holders.
ITEM 2. DESCRIPTION OF PROPERTY.
     The Plant will be located in Erskine, Minnesota. The Plant complex will be situated inside a footprint of approximately 25 acres of land which is part of an approximately 247 acre parcel which we acquired options on in 2005 and 2006 and extended and/or revised such options in 2007. Included in the immediate campus area of the Plant will be perimeter roads, buildings, tanks and equipment. An administrative building and parking area will be located near the Plant. We believe that our Plant complex and property will be sufficient for our operations in the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS.
     From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the governors that could result in the commencement of legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth quarter of 2006.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED UNIT HOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
     There is no established trading market for our membership units.
     However, in the event our equity offering is successful and we complete our plant, we may establish a Unit Trading Bulletin Board, a private online matching service, in order to facilitate trading among our members. The Unit Trading Bulletin Board would be designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as state and federal securities laws. Typically, a Unit Trading Bulletin Board consists of an electronic bulletin board that provides a list of interested buyers with a list of interested sellers, along with their non-firm price quotes. The Unit Trading Bulletin Board would not automatically affect matches between potential sellers and buyers and it would be the sole responsibility of sellers and buyers to contact each other to make a determination as to whether an agreement to transfer units may be reached. If we establish a Unit Trading Bulletin Board, we do not expect to become involved in any purchase or sale negotiations arising from our Unit Trading Bulletin Board or have any role in effecting the transactions beyond approval, as required under our Member Control Agreement, and the issuance of new certificates. We also do not expect to give advice regarding the merits or shortcomings of any particular transaction. We do not expect to receive, transfer or hold funds or securities as an incident of operating the Unit Trading Bulletin Board. We would not receive any compensation for creating or maintaining the Unit Trading Bulletin Board. If a qualified matching service were established, we would not characterize Agassiz as being a broker or dealer or an exchange. We would not use the Unit Trading Bulletin Board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.
     In the event a Unit Trading Bulletin Board were established, significant rules and procedures may apply with respect to offers and sales of membership units. All transactions would be required to comply with any Unit Trading Bulletin Board Rules that may or may not be established and our Member Control Agreement, and would be subject to approval by our Board of Governors.
Unit Holders
     As of the date of filing of this report, Agassiz had 4,636,000 Class A Membership Units issued and outstanding and a total of 37 membership unit holders. There is no other class of membership unit issued or outstanding.

Distributions
     Agassiz did not make any distributions to its members for fiscal year ended December 31, 2006. Distributions are payable at the discretion of our Board of Governors, subject to the provisions of the Minnesota Limited Liability Company Act and our Member Control Agreement. Agassiz may distribute a portion of the net profits generated from Plant operations to its owners. A unit holder’s distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding. Our unit holders are entitled to receive distributions of cash or property if and when a distribution is declared by our Board of Governors. Subject to the Minnesota Limited Liability Company Act, our Member Control Agreement and the requirements of our creditors, our Board of Governors has complete discretion over the timing and amount of distributions, if any, to our unit holders. There can be no assurance as to the ability of Agassiz to declare or pay distributions in the future.
ITEM 6. PLAN OF OPERATION.
Overview
     We are a development stage Minnesota limited liability company formed on October 12, 2004. We do not expect to generate any revenue until the plant is completely constructed and operational.
     On March 16, 2005, we executed a real estate option agreement with Randy and Jennifer Kroeplin granting us an option to purchase 100 acres of land in Polk County, Minnesota. Under the terms of the option agreement, we paid $5,000 for the option and have the option to purchase the land for $120,000. On March 10, 2006, we extended the option for an additional 12 months for $5,000. Should we choose to exercise the option, the $10,000 option price will be credited to the purchase price of the land. On March 31, 2007 the Kroeplin real estate option expired. On March 30, 2007, a new land option to purchase up to 150 acres was executed with Randy Kroeplin, the now sole owner of the property. Under the terms of the agreement, we paid $5,000 for the option, which amount will be credited toward the purchase prices. If the option is exercised, Randy will receive $100,000 in cash, 200,000 membership units in the Company and warrants to purchase up to 200,000 membership units at $1.00 per unit within seven years. On April 30, 2005, we executed a real estate option agreement with David and Delores Czech granting us an option to purchase 58 acres of land in Polk County, Minnesota. Under the terms of the option agreement, we paid $5,000 for the option and have the option to purchase the land for approximately $60,000. On March 10, 2006, we extended this for an additional 12 months for $5,000. On March 20, 2007, we signed a second extension of the option to March 31, 2008 for $5,000. Should we choose to exercise the option, the $15,000 option price will be credited to the purchase price of the land. On March 11, 2006 we executed a real estate option agreement with Warren and Henriette Thompson granting us an option to purchase 24 acres of land in Polk County, Minnesota. Under the terms of the option agreement, we paid $20,000 for the option and have the option to purchase the land for $200,000 until March 31, 2007. On March 20, 2007, we signed an extension for an additional 12 months for $20,000. Should we choose to exercise the option, the $40,000 option price will be credited to the purchase price of the land. On July 8, 2006, we executed a real estate option agreement with Richard and D’wana Carroll granting us the option to purchase 15 acres of farmland adjacent to the other parcels of land currently subject to option agreements in Polk County, Minnesota. Under the terms of the agreement, we paid $25,000 when the agreement was executed, and paid an additional $35,000 on November 15, 2006 for this option and have the option to purchase the land for $442,000 at any time during the period from March 15, 2007 until April 2007. This option was extended on March 21, 2007 until March 31, 2008. In consideration of the extension, we granted the Carroll’s warrants to purchase up to 53,000 membership units in the Company at $1.00 per unit for a period of seven years.
     We intend to acquire all four parcels of land, resulting in a total contiguous site size of approximately 247 acres in Erskine, Minnesota. None of our governors or their Affiliates have any relationship with any of the property owners. The final plant site will have access to both interstate and local roads and two separate rail lines for our transportation requirements.
     Currently, our principal place of business is located at 510 County Road 71, Valley Technology Park, Crookston, MN 56716. We do not have a lease of this office space with the Crookston Development Authority, which is one of our members. Under the terms of our oral agreement, we pay expenses such as copying, telephone charges and other expenses directly incurred by the Crookston Development Authority as a result of our operations.
     Based on the preliminary design specifications provided by KL, the plant will annually consume approximately 20 million bushels of corn and annually produce approximately 55 million gallons of fuel grade ethanol and 95,000 tons of distillers grains for animal feed. We currently estimate that it will take 12 to 18 months from the date that we close the offering, which includes obtaining our debt financing, and obtaining all necessary permits, to complete the construction of the plant.
     Based on our letter of intent with KL, we expect the project will cost approximately $115,308,000 to complete. This includes approximately $100,708,000 to build the plant and an additional approximately $14,600,000 in other capital expenditures and working capital. We do not have any binding or non-binding agreements with any contractor for the labor or materials necessary to build the plant. As a result, our anticipated total project cost is not a firm estimate and is expected to change from time to time as the project progresses. These changes may be significant.
     We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational.
Plan of Operations Until Start-Up of Ethanol Plant
     We expect to spend at least the next 12 months focused on three primary activities: (1) project capitalization; (2) site acquisition and development; and (3) plant construction and start-up operations. Assuming the successful completion of our offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. In addition, we expect our seed capital proceeds and our grant funds to supply us with enough cash to cover some of costs through this period, including staffing, office costs, audit, legal, compliance and staff training as well as all of our currently contracted obligations. We estimate that we will need approximately $115,308,000 to complete the project.
Project capitalization
     Initially, we raised $1,545,500 in a seed capital offering and have been awarded $275,000 in grant funds. All of these funds have been expended in our efforts to work with Bio-Renewable Group. We were forced to terminate the contract with Bio-Renewable Group due to a dramatic and unexpected increase in project cost and are in the process of executing a new contract with our top design-builder candidate, KL. We executed a letter of intent with KL on April 17, 2007 to have KL design and build our plant. In order to continue funding our operations we have obtained bridge financing through American Federal Bank of Crookston. In order to obtain this bridge financing we issued promissory notes in the aggregate amount of $970,000 to 11 current members of the Company, including eight governors. Those funds were used to fund a Certificate of Deposit used as collateral for the line of credit with the Bank. In connection with this transaction, we issued 1,940,000 warrants to purchase membership units in the Company at $1.00 per unit to 11 members of our Company, including eight of our governors, in connection with the guarantee of the line of credit. The warrants are exercisable six months after the current equity offering is closed until March 6, 2012.
     We are currently reevaluating our equity needs in connection with amending our equity offering on Form SB-2. Our registration statement on Form SB-2 was declared effective on October 6, 2006 for a minimum of $42,500,000 and a maximum of $58,500,000. We currently expect that we will have to file an amendment with the SEC to revise our Form SB-2 to increase the minimum equity to $50,000,000 to build our plant. We have until October 6, 2007 to sell the minimum number of units required to raise the minimum offering amount and collect the cash proceeds. If we sell the minimum number of units prior to October 6, 2007, we may decide to continue selling units until we sell the maximum number of units or October 6, 2007, whichever occurs first. Even if we successfully close the offering by selling at least the minimum number of units by October 6, 2007, we will not release the offering proceeds from escrow until the cash proceeds in escrow equal $50,000,000 or more, we execute a construction contract, we obtain the permits required to begin construction, and we secure a written debt financing commitment for debt financing ranging from a minimum of approximately $40,308,000 to a maximum of $65,000,000 depending on the level of equity raised and any grant funding received. A debt financing commitment only obligates the lender to lend us the debt financing that we need if we satisfy all the conditions of the commitment. These conditions may include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts acceptable to the lender, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of a specified amount of equity and attorney opinions. At this time, we do not know what business and financial conditions will be imposed on us. We may not satisfy the loan commitment conditions before closing, or at all. If this occurs we may:
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
     While the foregoing alternatives may be available, we do not expect to begin substantial plant construction activity before satisfying the loan commitment conditions because it is very likely that KL, our design-builder, and any lending institution will prohibit substantial plant construction activity until satisfaction of loan commitment conditions. It is possible that proceeding with plant construction prior to satisfaction of the loan commitment conditions or closing the loan transaction could cause us to abandon the project or terminate operations if we are ultimately unable to close the loan. As a result, you could lose all or part of your investment.

Site acquisition and development
     During and after the offering, we expect to continue work principally on the preliminary design and development of our proposed ethanol plant, the execution of a final binding design-build agreement., the acquisition and development of the plant site, obtaining the necessary construction permits, identifying potential sources of debt financing and negotiating the corn supply, ethanol and distillers grains marketing, utility and other contracts. We plan to fund these initiatives using the proceeds of our line of credit, totaling $970,000. We believe that our existing funds will permit us to continue our preliminary activities through the end of our offering. If we are unable to close on our offering by that time or otherwise obtain other funds, we may need to discontinue operations.
Plant construction and start-up of plant operations
     We expect to complete construction of the proposed plant and commence operations approximately 12 to 18 months after construction commences. Our work will include completion of the final design and development of the plant. We also plan to negotiate and execute finalized contracts concerning the construction of the plant, provision of necessary electricity, coal and other power sources and marketing agreements for ethanol and distillers grains. Assuming the successful completion of our offering and our obtaining the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $100,708,000 to construct the plant and a total of approximately $14,600,000 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.
Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations
     If we are able to build the plant and begin operations, we will be subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost and availability of coal, which we will use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
     We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been much higher than their 10-year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term. For example, Minnesota also generates demand due to the recent passage of state legislation mandating a 20% ethanol blend in its gasoline by the year 2012. Montana passed a similar mandate this year, but it will not go into effect until 60 million gallons of ethanol are produced in the state.
     We expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol. In July 2005, the U.S. House of Representatives and the U.S. Senate passed the Energy Policy Act of 2005 (the “Act”), containing a Renewable Fuel Standard (“RFS”). President George W. Bush signed the measure into law on August 8, 2005. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS begins at 4 billion gallons in 2006, and will increase to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, the Act is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while this Act may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol. This would have a negative impact on our earnings in the long term.
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
     Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. Based on popular media reports, Certain individuals believe that use of ethanol will have a negative impact on prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability sell our product and negatively affect our profitability.
Trends and Uncertainties Impacting the Corn and Coal Markets and Our Future Cost of Goods Sold
     We expect our future cost of goods sold will consist primarily of costs relating to the corn and coal supplies necessary to produce ethanol and distillers grains for sale. According to the United States Department of Agriculture, the 2006 corn crop was approximately 10.5 billion bushels. The 2005 corn crop was 11.11 billion bushels, which is a 6.5% decrease from 2004’s corn crop according to the National Corn Growers Association in April 2006. According to the U.S.D.A Prospective Acres Report., as of March 30, 2007, the projected corn planting for 2007 is 7.9 million acres in Minnesota, 2.6 million acres in North Dakota and 5.9 million acres in South Dakota. Variables such as planting dates, rainfall, temperatures and increasing demand for corn for ethanol production will likely continue to cause market uncertainty and create corn price volatility throughout the remainder of 2007 and beyond. Although we do not expect to begin operations until 2nd or 3rd quarter 2008, we expect these same factors will continue to cause volatility in the price of corn, which will significantly impact our cost of goods sold.
     According to the U.S. Energy Information Administration in October 2006, coal production in the United States in 2005 was 1,131,498,000 tons, and was 1,133,300,000 tons in 2004. We expect to acquire coal from Montana and Wyoming, which we believe have sufficient production and reserves to meet our needs for the foreseeable future. Coal prices have tended to be stable and we expect to be able to buy coal at reasonable prices. We believe that we will be able to contract for the supply of all of our necessary coal under a five to seven year contract, with fixed prices for the coal.
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
Private Placement to Raise Seed Capital
     In November 2004, we sold a total of 3,000,000 of our membership units to our seed capital investors at a price of $0.33 per unit and received aggregate proceeds of $1,000,000. In March 2006, we raised an additional $545,500 from the sale of an additional 1,636,500 of our membership units to our existing members at a price of $0.33 per unit. We determined the offering price per unit of $0.33 for our seed capital units based upon the capitalization requirements necessary to fund our development, organization and financing activities as a development-stage company. We did not rely upon any independent valuation, book value or other valuation criteria in determining the seed capital offering price per unit. We expected our seed capital offering proceeds to provide us with sufficient liquidity to fund the developmental, organizational and financing activities necessary to advance our project. All of the seed capital proceeds were immediately at-risk at the time of investment.
     These initial seed capital funds have been expended in our efforts to work with Bio-Renewable Group. We were forced to terminate the contract with Bio-Renewable Group. We executed a letter of intent with KL on April 17, 2007 to have KL design and build our plant and are in the process of executing a finalized contract with KL. In order to continue funding our operations we have obtained bridge financing through American Federal Bank of Crookston. In order to obtain this bridge financing we issued promissory notes in the aggregate amount of $970,000 to 11 current members of the Company, including eight governors. Those funds were used to fund a Certificate of Deposit used as collateral for the line of credit with the Bank. In connection with this transaction, we issued 1,940,000 warrants to purchase membership units in the Company at $1.00 per unit to 11 members, including eight of our governors in connection with the guarantee of the line of credit. The warrants are exercisable six month after the current equity offering is closed until March 6, 2012.
Liquidity and Capital Resources
     As of December 31, 2006, we had total assets of $457,020 consisting primarily of land options and deferred offering costs. As of December 31, 2006, we had current liabilities of $299,393 consisting primarily of our accounts payable. Since our inception through December 31, 2006, we have an accumulated deficit of $1,387,873. Total liabilities and members’ equity as of December 31, 2006 was $157,627. As of December 31, 2005, we had total assets of $752,198 consisting primarily of cash and equivalents and short term investments. As of December 31, 2005, we had current liabilities of $75,466 consisting primarily of our accounts payable. Since our inception through December 31, 2005, we have an accumulated deficit of $323,268. Total liabilities and members’ equity as of December 31, 2005 was $752,198.
     Other cash flow requirements until the closing of our offering are expected to be approximately $80,000 for accounting, $100,000 for legal, $25,000 for other expenses relating to our offering, $40,000 for land options and other start-up costs of $200,000, all of which has been budgeted and for which we have funds from our line of credit.
Equity Financing
     Based on our business plan and construction cost estimates from KL our new design-builder, we believe the total project will cost approximately $115,308,000. We recently obtained bridge financing through American Federal Bank of Crookston. In order to obtain this bridge financing we issued promissory notes in the aggregate amount of $970,000 to current members of the Company, including eight governors. Those funds are being used to fund a Certificate of Deposit used as collateral for the line of credit with the Bank.
     We initially raised $1,545,500 in our seed capital offerings and have been awarded $275,000 in grant proceeds. In October 2006, our Form SB-2 was declared effective by the SEC and we began trying to raise a minimum of $42,500,000 and a maximum of $58,500,000. However, we expect to seek to amend the SB-2 to raise a minimum of $50,000,000 and a maximum of $75,000,000 of equity in an initial public offering. Including the $970,000 line of credit and the $1,545,500 we raised in our seed capital offering and depending on the level of equity raised in our offering and the amount of grants and other incentives awarded to us, we expect to require debt financing ranging from a minimum of approximately $40,308,000 to a maximum of $65,000,000.
Debt Financing
     We hope to attract the senior bank loan from a major bank, with participating loans from other banks, to construct the proposed ethanol plant. We expect the senior loan will be a construction loan secured by all of our property, including receivables and inventories. We plan to pay near prime rate on this loan, plus annual fees for maintenance and observation of the loan by the lender, however, there is no assurance that we will be able to obtain debt financing or that adequate debt financing will be available on the terms we currently anticipate. If we are unable to obtain senior debt in an amount necessary to fully capitalize the project, we may have to seek subordinated debt financing which could require us to issue warrants for the purchase of membership units. The issuance of such warrants could reduce the value of our units.
     We do not have contracts or commitments with any bank, lender or financial institution for debt financing. We have started identifying and interviewing potential lenders, however, we have not signed any commitment or contract for debt financing. Completion of the project relies entirely on our ability to attract these loans and close on our offering.
Critical Accounting Policies
     Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include the deferral of expenditures for offering costs, which are dependent upon successful financing of the project. We defer the costs incurred to raise equity financing until that financing occurs. At the time we issue new equity, we will net these costs against the equity proceeds received. Alternatively, if the equity financing does not occur, we will expense the offering costs. It is at least reasonably possible that this estimate may change in the near term. We have incurred substantial consulting, permitting, and other pre-construction services related to building our plant facilities. Due to the substantial uncertainties regarding our ability to proceed with the ultimate facility construction and until we raise debt and equity financing, we will expense these pre-construction costs as incurred.
Off-Balance Sheet Arrangements.
     We do not have any off-balance sheet arrangements.
Grants, Government Programs and Tax Increment Financing
Grants
     On September 7, 2004, we entered into a collaboration agreement with the Agricultural Utilization Research Institute whereby AURI provided us a matching grant of $105,000 to be used in connection with project feasibility, business/marketing, legal consultation, and board training. As of March 31, 2006, the Company incurred expenses sufficient to receive the total grant of $105,000. AURI oversees our use of these grant funds and can act as our project coordinator related to the use of these grant funds. As project activities are completed, all project invoices with respect to third-party suppliers, must be submitted to AURI for review and approval and, if approved, for payment from a joint bank account managed by AURI and us. All payments approved by AURI must be accompanied by a matching payment by Agassiz. As of December 31, 2006 we have received all of the funds we are eligible to receive.
     On March 14, 2005, we entered into a value-added agricultural product market development grant with the U.S. Department of Agriculture Rural Business — Cooperative Service that provided us with a $170,000 grant to be used for coordination, feasibility studies and environmental assessments. As of December 31, 2006 we have received all of the $170,000 we are eligible to receive.
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
ITEM 7. FINANCIAL STATEMENTS.
     Our financial statements and supplementary data are included on pages F-1 to F-13 of this Report.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
     Boulay, Heutmaker, Zibel & Co., P.L.L.P. has been our independent registered public accounting firm since 2005 and is the Company’s independent registered public accounting firm at the present time. The Company has had no disagreements with its independent registered accountants.

ITEM 8A. CONTROLS AND PROCEDURES.
          Our management, including our President (the principal executive officer), Donald Sargeant, along with our Treasurer (the principal financial officer), Larry Altringer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchanges Act of 1934, as amended) as of December 31, 2006. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchanges Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchanges Commission, and are also effective to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
          Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Compliance with Section 404 of Sarbanes-Oxley Act
          Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the SOX Act), we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. The SEC has thus far extended the dates for small public companies to comply with Section 404 of the SOX Act. Currently, we will not need to provide this management report on internal control over financial reporting until we file our annual report for a fiscal year ending after December 15, 2007. If the SEC has not issued additional guidance for management on how to complete our assessment of internal control over financial reporting in time to be of assistance in connection with our annual report for our fiscal year ending December 31, 2007, this deadline could be further postponed.
          Our report is also expected to contain a statement of that our independent auditors have issued an attestation report on our management’s assessment of our internal controls over financial reporting, however such auditors attestation report will not be required until we file our annual report for a fiscal year ending on or after December 15, 2008. If the revisions to Auditing Standard No. 2 have not been finalized in time to be of assistance in connection with our annual report for the fiscal year ending on December 31, 2008, this deadline for the auditor’s attestation report could be further postponed.
          Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we will shortly commence performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.
ITEM 8B. OTHER INFORMATION.
          None.

PART III

ITEM 9.	GOVERNORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
     We have nine governors on our board of governors. These governors will serve until the next regular or special meeting of the members. It is currently our intention that at the first regular or special meeting of the members following the date on which substantial operations of the facilities commence, the number of elected governors shall be reduced and become fixed at seven. Except for John Stone, Vice President, it is expected that the governors and officers will provide between 4 and 8 hours per week to board matters. John Stone will work full-time for us to coordinate our equity offering and secure our debt financing. John Stone will organize our mailing lists and prepare and organize our investor meetings and presentations to investors.
Identification of Governors, Executive Officers and Significant Employees
     The following table shows the governors and officers of Agassiz Energy, LLC as of the date of this prospectus:

Governor and Officer	Office
Donald Sargeant	Chairman of Board/President
Larry Altringer	Governor/Treasurer
Wayne Wagner	Governor/Vice President
Gary Bridgeford	Governor
Roger Dziengel	Governor/Secretary
Leroy Reitmeier	Governor
Tom Jorgens	Governor
Craig Morgan	Governor
John Vallager	Governor
John Stone	Vice President
Business Experience of Governors and Officers
     The following is a brief description of the business experience and background of our officers and governors. None of our governors or executive officers has any experience working with financial accounting and preparation of reports under the Exchange Act. No company mentioned below is subject to SEC reporting obligations.
     Donald Sargeant, President, Chairman and Governor. Age 65. 18548 West Union Trail SE, Erskine, MN 56535. Mr. Sargeant has served as our President, Chairman and Governor since our inception. Mr. Sargeant is also currently the Chancellor Emeritus and Director of International Programs and a Professor at the University of Minnesota, Crookston. Mr. Sargeant also serves on the board of directors of the American Federal Bank, Glenmore Foundation, and Phoenix Industries, a manufacturing company. Mr. Sargeant has Bachelors of Science and Masters of Education degrees from the University of Illinois, and a PhD in Agricultural Education from Pennsylvania State University.
     Larry Altringer, Treasurer and Governor. Age 63. 18569 390 St East, Erskine, MN 56535. Mr. Altringer has served as our Treasurer, Governor and Tax Matter Member since our inception. Mr. Altringer is the President of Napa Auto Parts in Crookston, Minnesota, Midwest Minnesota Dehydrated Vegetables and is on the board of directors of Bremer Bank, Crookston, and Phoenix Industries, a manufacturing company.
     Wayne Wagner, Vice President and Governor. Age 56. 25477 US Highway 75 SW, Crookston, MN 56716. Mr. Wagner has served as our Vice President and Governor since our inception. Mr. Wagner has been the Farm Manager for A.W.G. Farms, Inc. since 1975.
     Gary Bridgeford, Governor. Age 60. 19626 445 Avenue SW, East Grand Forks, MN 56721. Mr. Bridgeford has served as our Governor since our inception. Mr. Bridgeford is the President of Industrial Contract Services, a general constructing company, Bridgeford Engineering, an engineering firm and a partner in The Leasing Co., a leasing company. Mr. Bridgeford is a registered Professional Engineer in Minnesota and North Dakota and has a Bachelors of Science degree in Mechanical Engineering from the University of North Dakota.
     Roger Dziengel, Secretary and Governor. Age 61. 2844 150(th) Street, Kennedy, MN 56733. Mr. Dziengel has served as our Governor since our inception. Mr. Dziengel is a local area farmer and has been a sales representative for Pioneer HiBred seeds since January 2000 and has been the Townboard Supervisor for Davis Township since January 2000.
     Leroy Reitmeier, Governor. Age 58. 34847 255(th) Avenue SW, Crookston, MN 56716. Mr. Reitmeier has served as our Governor since our inception. Mr. Reitmeier has been a local area farmer since 1975 and has been the president of Gentilly, LLC, a local feeder capital company since 2005.
     Tom Jorgens, Governor. Age 59. 309 Leonard Avenue, P.O. Box 552, Crookston, MN 56716. Mr. Jorgens has served as our Governor since our inception. Mr. Jorgens has been the president of PolyCell Technologies, a bioscience, health and nutrition company since May 2000 and was the president of Applied Biofutures, a consulting firm from April 1998 to June 2003. Mr. Jorgens also serves on the board of directors of Riverview Healthcare, a private non-profit company and Verdant Biosciences, LLC.

     Craig Morgan, Governor. Age 47. 610 Old Highway 75, Crookston, MN 56716. Mr. Morgan has served as our Governor since our inception. Mr. Morgan is the owner and President of Red Power International, Inc., a retail farm equipment dealership, and is a board member of the Crookston Development Authority, Crookston Area Chamber of Commerce, Crookston Blue Line Club and on the Case IH Roughrider board.
     John Vallager, Governor. Age 57. 520 5th Ave NE, Crookston, MN 56716. Mr. Vallager has served as our Governor since December 2005. Mr. Vallager is the treasurer of Crookston Jobs Inc., a Crookston, Minnesota based jobs development company. Mr. Vallager is also a certified public accountant since 1976 and has been a shareholder at Drees, Riskey & Vallager, Ltd., an accounting firm from 1979 to present.
     John D. Stone, Vice President. Age 65. 11220 Tall Timbers Rd SW, Garfield, MN 56332. Mr. Stone graduated from South Dakota State University with a degree in Agronomy. He served as a Ag Loan officer at First Bank-Pipestone from 1972 to 1980 and as President of Farmers State Bank, Upsala from 1980 to 1986 and Pine County Bank, Royalton from 1986 to 2002 respectively. Mr. Stone has been a director of Central Minnesota Ethanol Coop since its inception in 1994, and presently serves as 2(nd) Vice President and Chairman of Finance Committee. He is also on the Board of Directors of Pine Country Bank, Lobster Lake Association and Douglas County Lakes Association.
Advisory Board
     The board of governors has established an advisory committee to the board, to provide feedback and input into the decisions of the board. The advisory committee has no authority to take or approve any action on behalf of Agassiz. The advisory committee acts in an advisory, non-binding capacity only, and no recommendation or other action of the advisory committee is binding on either Agassiz or the board. Advisory committee members are not governors, but they are all unit holders. The following persons have agreed to serve as members on the advisory committee to the Board:

Advisory Board Member	Career
Courtney Pulkrabek	Insurance Agent
Richard Hanson	Farm Operator
Wayne Hoovestol	Trucking/Ethanol Owner
Allan Dragseth	Farm Operator
Nancy Hulett Drake	Telecommunications Consultant
Loren Dusterhoft	Petroleum Retailer
Roger Paradis	Trucking Owner
Arnold G. Paradis	Trucking Owner
Wayne Tang	Farm Operator
Kelly Engelstad	Food Processing Consultant
Thomas Wagner	Retired Farmer/Businessman
Brad Beyer	Cement Transportation Manager
Timothy Hanson	Telecom Consultant
Allen Brost	Auto Retailer
David West	Business Consultant
James Noyes	Food Processing Plant Manager
Merle Anderson	Retired Farmer
Peter Haddeland	Bank President
Dale Dufault	Chief Financial Officer
John Bridgeford	Packaging Sales
          There are no family relationships among our Governors and officers.
          Audit Committee
          Our entire Board of Governors has acted as our audit committee. Because our securities are not listed on one of the national exchanges or an inter-dealer quotation system, we are not required to appoint a separate audit committee comprised of three independent Governors. For this reason we declined to appoint a separate audit committee, and our board did not determine that we had a financial expert serving on our board. However, we may establish a formal separate audit committee in the future, and our board will make a determination regarding the audit committee financial expert at that time.

Code of Ethics
          We have adopted a formal code of ethics for senior financial officers which is posted on our website at www.agassizenergy.com.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
          Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and governors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, governors and greater than 10% percent unit holders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the knowledge of the Company, the following governors or unit holders of the Company failed to timely file a report under Section 16(a) during 2006:
1. Gary Bridgeford
2. Craig Morgan
3. Lary Altringer
ITEM 10. EXECUTIVE COMPENSATION
     Donald Sargeant is currently serving as our chairman, president and project coordinator for which he is paid as a consultant $50.00 per hour and for which he was granted the right to purchase 60,000 membership units at $.33 per unit, which he purchased in March 2006 for $20,000. During the fiscal year ended December 31, 2006, Mr. Sargeant has received approximately $70,050 for services performed for us.
     John Stone was appointed as our Vice President in April 2006 and at the same time we executed a consulting agreement whereby he is to be paid $25.00 per hour and $56,000 upon our securing a financing commitment from a senior lender and assisting with our equity drive. During the fiscal year ended December 31, 2006, Mr. Stone received $10,300. Wayne Wagner is currently serving as our vice president, Larry Altringer is our treasurer, and Roger Dziengel is our secretary.

	Annual Compensation				Long-Term Compensation
					Restricted	Securities
	Fiscal				Stock	Underlying	LTIP	All Other
Name and Principal Position	Year	Salary	Bonus	Other	Awards	Options/SARS	Payout	Compensation
Donald Sargeant(1)	2005	$53,200				60,000
President	2006	$57,200

(1)	Mr. Sargeant is compensated pursuant to a consulting agreement whereby he is compensated for his work at a rate of $50.00 per hour.
     We do not have any other compensation arrangements with our governors and officers in their roles as such.
Employment Agreements
     We have no employment agreements with any executive officer or governor. In the future, we may enter into employment agreements with our executive officers or other employees that we may hire. We have entered into a memorandum of agreement with Donald Sargeant, our president, to serve as a paid consultant project coordinator for a fee of $50 per hour.
Reimbursement of Expenses
     We reimburse our officers and governors for expenses incurred in connection with their service.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security Ownership of Certain Beneficial Owners and Management
     As of December 31, 2006, our governors, officers and owners of 5% or more of our membership units own membership units as follows:
UNITS BENEFICIALLY OWNED BY GOVERNORS, OFFICERS AND 5% HOLDERS

				Percentage of Total
				After the Offering
		Amount and	Percent of	Maximum	Minimum
		Nature of	Class	Units	Units
		Beneficial	Prior to	Sold in	Sold in
Title of Class	Name and Address of Beneficial Owner	Owner	Offering	Offering	Offering
Membership Units	Larry Altringer(1)	384,000	8.8%	*	*
	18569 390 St East,
	Erskine, MN 56535
Membership Units	Roger Dziengel	120,000	2.75%	*	*
	2844 150(th) Street,
	Kennedy, MN 56733
Membership Units	Thomas Jorgens	24,000	*	*	*
	309 Leonard Avenue,
	P.O. Box 552,
	Crookston, MN 56716
Membership Units	Donald Sargeant	84,000	1.9%	*	*
	18548 West Union
	Trail SE, Erskine, MN 56535
Membership Units	Wayne Wagner	24,000	*	*	*
	25477 Highway 75 SW,
	Crookston, MN 56716
Membership Units	Gary Bridgeford(2)	240,000	5.5%	*	*
	19626 445 Avenue SW,
	East Grand Forks, MN 56721
Membership Units	Leroy Reitmeier	288,000	6.6%	*	*
	34847 255(th) Avenue
	SW, Crookston, MN 56716
Membership Units	Craig Morgan	144,000	3.3%	*	*
	610 Old Highway 75,
	Crookston, MN 56716
Membership Units	John Vallager	75,000	1.7%	*	*
	520 5(th) Ave NE,
	Crookston, MN 56716
Membership Units	Allen Brost	240,000	5.5%	*	*
	1600 University Ave.,
	PO Box 456,
	Crookston, MN 56716
Membership Units	Wayne Hoovestol(3)	480,000	11%	*	*
	20300 Clayton Avenue,
	Farmington, MN 55024
Membership Units	Monica Hoovestol(4)	480,000	11%	*	*
	20300 Clayton Avenue,
	Farmington, MN 55024
Membership Units	Tang Farms Partnership(12)	240,000	5.5%	*	*
	12433 120(th) Street N.,
	Felton, MN 56536
Membership Units	Thomas Wagner	240,000	5.5%	*	*
	30692 Cone Cove Road
	Park Rapids, MN 56470
Membership Units	Courtney Pulkrabek	480,000	11%	*	*
	210 North Broadway,
	Crookston, MN 56716
Membership Units	John Stone	0	*	*	*
	11220 Tall Timbers Rd SW,
	Garfield, MN 56332
	All governors and	1,383,000	31.7%	2.1%	2.9%
	executive officers as
	a group (10 persons)
	Total	3,063,000	70.2%	4.8%	6.5%

*	Less than 1%

(1)	Includes 144,000 units held by A & E Partnership.

(2)	Includes 75,000 units held by Crookston Jobs, Inc.

(3)	Includes 240,000 units held by Monica Hoovestol

(4)	Includes 240,000 units held by Wayne Hoovestol

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     In the last two years, we have engaged in transactions with related parties.
Transactions with our Governors and Promoters.
     In March 2006, we entered into a Memorandum of Agreement with Donald Sargeant, our president and governor, related to his providing services to us as a consultant/project coordinator. Pursuant to this agreement, we agreed to pay Mr. Sargeant $50 per hour for his work on our project. In total, we have paid approximately $117,750 to Mr. Sargeant from inception through December 31, 2006. Prior to March 2006, we had paid Mr. Sargeant approximately $53,000 and $9,000 for the same services performed for us in 2005 and 2004 respectively, but prior to March 2006, there was no written agreement. Also in March 2006, we granted Mr. Sargeant the right to purchase up to 60,000 units at $.33 per unit as additional compensation for his work as our project coordinator. Mr. Sargeant purchased the 60,000 units in March 2006 and paid $20,000. The board of governors approved these transactions after meeting without Mr. Sargeant and Mr. Sargeant did not vote on these transactions.
     The Crookston Development Authority (CDA), is a non-profit entity that coordinates economic development for the Crookston, Minnesota area. The CDA invested $25,000 and received 75,000 units as part of our seed capital private placement. Two of our board members, Craig Morgan and Larry Altringer, are members of the CDA board and our president, Don Sargeant, was formerly an ex-officio non-voting member of the CDA board. The CDA board is comprised of eight voting members and four non-voting member. We do not believe that our governors have the ability to control the affairs of the CDA with respect to the units of Agassiz held by the CDA, nor do our governors stand to benefit financially from the ownership of the Agassiz units by the CDA.
     One of our board members, John Vallager, is a CPA and a partner at a local accounting firm. This firm has provided some accounting services to us in 2005 and 2006. His firm has assisted in organizing and presenting financial information for internal uses. We have paid his firm approximately $26,000 for these services, and his firm may continue to provide such services in the future at the rate of $75.00 per hour.
     In order to continue funding our operations we have obtained bridge financing through American Federal Bank of Crookston. In order to obtain this bridge financing we issued promissory notes in the aggregate amount of $970,000 to 11 current members of the Company, including eight governors. Those funds were used to fund a Certificate of Deposit used as collateral for the line of credit with the Bank. In connection with this transaction, we issued 1,940,000 warrants to purchase membership units in the Company at $1.00 per unit to 11 members of our Company, including eight of our governors, in connection with the guarantee of the line of credit. The warrants are exercisable six months after the current equity offering is closed until March 6, 2012.
Appointment of Independent Governors and Amendment of Bylaws
     All of our governors, with the exception of Don Sargeant and John Vallager, are independent. While our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of our board of Governors be independent, we have adopted the definition of independence utilized by the NASDAQ National Market. According to NASDAQ an independent governor is: (1) a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of Governors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a governor; (2) a person who is not currently, nor at any time during the past three years was, employed by the company or by any parent or subsidiary of the company; and (3) a person other than a governor who accepted or who has a Family Member who accepted any compensation from the company in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than compensation for board or board committee service; (4) a person other than governor who is a Family Member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer; (5) a person other than a governor who is, or has a Family Member who is, a partner in, or a controlling member or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than payments arising solely from investments in the company’s securities or payments under non-discretionary charitable contribution matching programs; (6) a person other than a governor of the issuer who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity;or (7) a person other than a governor who is, or has a Family Member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit at any time during any of the past three years. Our definition of independence can be found at our website www.agassizenergy.com.

ITEM 13. EXHIBITS
          The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:
          (1) Financial Statements
          An index to the financial statements included in this Report appears at page F-1. The financial statements appear beginning at page F-2 of this Report.
          (2) Financial Statement Schedules
          All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.1	Articles of Organization of Agassiz Energy, LLC.*

3.2	Amended and Restated Member Control Agreement of the registrant*

3.3	Amended and Restated Operating Agreement of the registrant*

3.4	Articles of Amendment to Articles of Organization*

3.5	Second Amended and Restated Member Control Agreement*

3.6	Second Amended and Restated Operating Agreement*

4.1	Form of Membership Unit Certificate*

4.2	Form of Subscription Agreement of registrant*

4.3	Impoundment Agreement*

10.1	Option to Purchase Real Property, dated March 16, 2005*

10.2	Option to Purchase Real Property, dated April 30, 2005*

10.3	Option to Purchase Real Property, dated March 11, 2006*

10.4	Value-Added Agricultural Product Market Development Grant Agreement, dated March 14, 2005 between Agassiz Energy, LLC and the U.S. Department of Agriculture*

10.5	Memorandum of Agreement with Donald Sargeant, dated March 27, 2006.*

10.6	Agreement for Professional Services with Natural Resources Group, dated May 18, 2005.*

10.7	Collaboration Agreement between Agriculture Innovation Center and New Harvest Ethanol dated September S2004.*

10.8	Assignment of Collaboration Agreement between Agriculture Innovation Center and New Harvest Ethanol, dated April 13, 2005.*

10.9	Compensation Agreement for Contact Services dated May 4,2006 between John Stone and Agassiz Energy, LLC.*

10.10	Option to Purchase Real Property, dated July 8, 2006*

10.11	Amended Option to Purchase Real Property with Richard Scott and D’wana Jean Carroll dated November 17, 2006

10.12	Form of Warrant given by Agassiz Energy, LLC in connection with the American Federal Bank line of credit

10.13	Form of Promissory Note given by Agassiz Energy, LLC in connection with the American Federal Bank line of credit

10.14	Business Loan Agreement and Promissory Note with American Federal Bank of Crookston, Minnesota dated March 9, 2007

10.15	Second Amended Option to Purchase Real Property with Richard Scott and D’wana Jean Carroll dated March 21, 2007

10.16	Option to Purchase Real Property with Randy Kroeplin dated March 29, 2007

10.17	Amendment/Extension of Option to Purchase Real Property with David M. and Delores R. Czech dated March 30, 2007

10.18	Letter exercising right to extend Option to Purchase with Mitch and Hank Thompson dated March 20, 2007

10.19	Letter of Intent with KL Process Design dated April 17, 2007+

10.20	Code of Ethics for Senior Financial Officers

b.	Reports in Form 8-K.

November 28, 2006 regarding the Company entering into an Amended Option to Purchase Real Property with Richard Scott and D’wana Jean Carroll.

December 29, 2006 regarding the Company’s termination of the following agreements: (i) Memorandum of Understanding dated May 20, 2005 with Bio-Renewable Group; (ii) a General Service Agreement dated March 28, 2006 with Utility Engineering Corporation; (iii) a License Agreement dated May 1, 2006 with Vogelbusch U.S.A., Inc. and (iv) a Process Guarantee dated May 1, 2006 with Vogelbusch U.S.A., Inc.

March 6, 2007 regarding the Company’s issuance of 920,000 warrants to purchase its membership units to six governors March 6, 2007 regarding the Company’s issuance of promissory notes in the aggregate amount of $970,000 to current members in order to fund a Certificate of Deposit used as collateral for a line of credit at American Federal Bank of Crookston and the issuance of 1,420,000 warrants to purchase its membership units to 11 members including eight of its governors

March 9, 2007 regarding the entering into of an Business Loan Agreement and Promissory Note with American Federal Bank of Crookston in the principal amount of $970,000

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed previously as part of our Registration on Form SB-2 and incorporated herein by reference.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          The following fees have been, or will be, billed by Boulay, Heutmaker, Zibell & Co. P.L.L.P., the Company’s independent registered public accounting firm for the fiscal years ending December 31, 2006 and December 31, 2005, respectively.
Audit Fees
          The aggregate fees billed or to be billed by Boulay, Heutmaker, Zibell & Co. P.L.L.P for services for the fiscal years ended December 31, 2006 and December 31, 2005, which related to the annual financial statement audit, reviews of quarterly financial statement, statutory audits and review of documents filed with the Securities and Exchange Commission, approximated $61,978 and $33,528, respectively.
Audit-Related Fees
          The Company did not incur any audit-related fees for the fiscal years ended December 31, 2006 or December 31, 2005.
Tax Fees
          The Company did not incur any tax fees with its auditor Boulay, Heutmaker, Zibell & Co. P.L.L.P for the fiscal years ended December 31, 2006 or December 31, 2005.
All Other Fees
          The Company did not incur any other fees with its auditor Boulay, Heutmaker, Zibell & Co. P.L.L.P for the fiscal years ended December 31, 2006 or December 31, 2005.
Pre-Approval Policies
          The Board of Governors of the Company acts as the audit committee for the Company. The Board of Governors does not have any specific pre-approval policies and procedures with respect to the engagement of auditors. All of the Audit-Related Fees, Tax Fees and All Other Fees discussed above, if any, were approved by the Board of Governors.
INDEMNIFICATION FOR SECURITIES ACT LIABILITIES
     Our articles of organization provide that none of our governors will be liable to us for any breach of their fiduciary duty. This could prevent both us and our unit holders from bringing an action against any governor for monetary damages arising out of a breach of that governor’s fiduciary duty or grossly negligent business decisions. This provision does not affect possible injunctive or other equitable remedies to enforce a governor’s duty of loyalty for acts or omissions not taken in good faith, involving willful misconduct or a knowing violation of the law, or for any transaction from which the governor derived an improper financial benefit. It also does not eliminate or limit a governor’s liability for participating in unlawful payments or distributions or redemptions, or for violations of state or federal securities laws.
     Under Minnesota law and our operating agreement, no member, governor or manager will be liable for any of our debts, obligations or liabilities merely because he or she is a member, governor or manager. In addition, Minnesota law permits, and our operating agreement contains, extensive indemnification provisions which require us to indemnify any officer or governor who was or is party or who is threatened to be made a party to a current or potential legal action because he or she is our governor or officer. We must also indemnify against expenses, including attorney fees, judgments, claims, costs and liabilities actually and reasonably incurred by these individuals in connection with any legal proceedings, including legal proceedings based upon violations of the Securities Act of 1933 or state securities laws. Our indemnification obligations may include criminal or other proceedings. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to governors, officers and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is contrary to public policy as expressed in the Securities Act of 1933, and is, therefore, unenforceable.

SIGNATURES
          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2007

AGASSIZ ENERGY, LLC
DONALD SARGEANT

/s/ Donald Sargeant
Chairman, President and Governor
(Principal Executive Officer)

Date: April 16, 2007
     In accordance with the requirements of the Securities Act of 1933, this report statement was signed by the following persons in the capacities and on the dates stated:

/s/ Donald Sargeant	Chairman, President, Governor	Date: April 16, 2007
Donald Sargeant	(Principal Executive Officer)

/s/ Larry Altringer	Treasurer, Governor	Date: April 16, 2007
Larry Altringer	(Principal Financial and Accounting Officer)

/s/ Wayne Wagner	Vice President and Governor	Date: April 16, 2007
Wayne Wagner

/s/ Roger Dziengel	Secretary, Governor	Date April 16, 2007
Roger Dziengel

/s/ Gary Bridgeford	Governor	Date April 16, 2007
Gary Bridgeford

/s/ Leroy Reitmeier	Governor	Date: April 16, 2007
Leroy Reitmeier

	Governor	Date: April 16, 2007
Tom Jorgens

/s/ Craig Morgan	Governor	Date: April 16, 2007
Craig Morgan

/s/ John Vallager	Governor	Date: April 16, 2007
John Vallager

AGASSIZ ENERGY, LLC
Crookston, Minnesota
Financial Statements
December 31, 2006

AGASSIZ ENERGY, LLC
C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Governors
Agassiz Energy, LLC
Crookston, Minnesota
We have audited the accompanying balance sheet of Agassiz Energy, LLC (a development stage company), as of December 31, 2006, and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2006 and 2005, and for the period from inception (October 12, 2004) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agassiz Energy, LLC, (a development stage company) as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and the period from inception (October 12, 2004) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Note 2 to the financial statements discusses that the Company has current liabilities that exceed current assets, has experienced significant losses since inception, and has incurred significant delays in their equity drive due to the termination of the original construction contractor. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.

Certified Public Accountants
Minneapolis, Minnesota
April 17, 2007

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Balance Sheet

December 31,
ASSETS	2006
Current Assets
Cash and equivalents	$17,257
Prepaid and other	12,593

Total current assets	29,850

Other Assets
Land options	90,000
Deferred offering costs	337,170

Total other assets	427,170

Total Assets	$457,020

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Trade accounts payable	297,618
Accounts payable — members	1,775

Total current liabilities	299,393

Commitments and Contingencies

Members’ Equity
Member contributions, 4,636,500 units outstanding	1,545,500
Deficit accumulated during development stage	(1,387,873)

Total members’ equity	157,627

Total Liabilities and Members’ Equity	$457,020

Notes to Financial Statements are an integral part of this Statement.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Statement of Operations

	Year Ended	Year Ended	From Inception
	December 31,	December 31,	(October 12, 2004) to
	2006	2005	December 31, 2006
Revenues	$—	$—	$-

Operating Expenses
Professional and consulting fees	1,193,782	451,544	1,658,075
General and administrative	31,406	10,562	42,463

Total operating expenses	1,225,188	462,106	1,700,538

Operating Loss	(1,225,188)	(462,106)	(1,700,538)

Other Income (Expense)
Grant income	147,606	127,394	275,000
Interest income	12,977	21,636	37,665

Total other income	160,583	149,030	312,665

Net Loss	$(1,064,605)	$(313,076)	$(1,387,873)

Weighted Average Units Outstanding	4,241,947	3,000,000	3,440,580

Net Loss Per Unit	$(0.25)	$(0.10)	$(0.40)

Notes to Financial Statements are an integral part of this Statement.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Statement of Changes in Members’ Equity

		Deficit
		Accumulated during
	Member	Development
	Contributions	Stage
Balance — Inception, October 12, 2004	$—	$—

Capital contributions - 3,000,000 units, $.33 per unit, November 2004	1,000,000

Net loss		(10,192)

Balance — December 31, 2004	1,000,000	(10,192)

Net loss		(313,076)

Balance — December 31, 2005	1,000,000	(323,268)

Capital contributions - 1,636,500 units, $.33 per unit, March 2006	545,500

Net loss		(1,064,605)

Balance — December 31, 2006	$1,545,500	$(1,387,873)

Notes to Financial Statements are an integral part of this Statement.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Statement of Cash Flows

	Year Ended	Year Ended	From Inception
	December 31,	December 31,	(October 12, 2004) to
	2006	2005	December 31, 2006
Cash Flows from Operating Activities
Net loss	$(1,064,605)	$(313,076)	$(1,387,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Expired land option	10,000	—	10,000
Changes in assets and liabilities
Restricted cash	61,592	38,408	—
Prepaid and other	(9,578)	37	(12,593)
Accounts payable	47,011	56,770	122,477

Net cash used for operating activities	(955,580)	(217,861)	(1,267,989)

Cash Flows from Investing Activities
Payment for short-term investments	—	—	(675,000)
Proceeds from short-term investments	575,000	100,000	675,000
Payment for land options	(90,000)	(10,000)	(100,000)

Net cash provided by (used in) investing activities	485,000	90,000	(100,000)

Cash Flows from Financing Activities
Member contributions	545,500	—	1,545,500
Payments for deferred offering costs	(134,723)	(20,079)	(160,254)

Net cash provided by (used in) financing activities	410,777	(20,079)	1,385,246

Net Increase (Decrease) in Cash and equivalents	(59,803)	(147,940)	17,257

Cash and equivalents– Beginning of Period	77,060	225,000	—

Cash and equivalents– End of Period	$17,257	$77,060	$17,257

Supplemental Disclosure of Non-Cash Financing Activities
Deferred offering costs in accounts payable	$176,916	$1,178	$176,916

Notes to Financial Statements are an integral part of this Statement.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
The Company, which anticipates its plant location to be near Erskine, Minnesota, was organized to fund and construct a 55 million gallon coal fired ethanol plant with distribution throughout the United States and with limited distribution into Canada. In addition, the Company intends to produce and sell distillers grains as a co-product of ethanol production. The Company was formed on October 12, 2004 to have an indefinite life. Construction is anticipated to begin in the late of 2007. As of December 31, 2006, the Company is in the development stage with its efforts being principally devoted to equity raising and organizational activities.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
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
The Company maintains its accounts at one financial institution. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
Property and Equipment
Property and equipment will be stated at the lower of cost or estimated fair value. Depreciation will be provided over an estimated useful life by use of the straight line depreciation method. Maintenance and repairs will be expensed as incurred; major improvements and betterments will be capitalized.
The Company has incurred substantial consulting, permitting, and other pre-construction services related to building its plant facilities. Due to the substantial current uncertainties regarding the Company’s ability to proceed with the ultimate facility construction until the Company has raised debt and equity financing, the Company expenses these pre-construction costs as incurred.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006
Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received or if the financing does not occur, they will be expensed.
Grants
The Company recognizes grant income as other income for reimbursement of expenses incurred or expenses paid on behalf of the Company upon complying with the conditions of the grant. For reimbursements of capital expenditures, the grants will be recognized as a reduction in the basis of the asset upon complying with the conditions of the grant.
Income Taxes
The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
Organizational and Start Up Costs
The Company expenses all organizational and start up costs as incurred.
Fair Value of Financial Instruments
The carrying value of cash and equivalents approximates fair value.
Recently Issued Accounting Pronouncements
Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006
2. GOING CONCERN UNCERTAINTIES
As shown in the accompanying financial statements, the Company incurred a net loss of $1,064,605 during the year ended December 31, 2006 and has incurred losses of $1,387,873 since inception. As of December 31, 2006, the Company has a deficit in its working capital. As described in Note 7, the Company terminated its relationship with its anticipated general contractor. The Company also had some additional payments due within the next year.
The Company is working to extend payments on certain upcoming costs and to recover costs previously expended under pre-construction services agreements, but its ability to successfully extend and/or recover such items is uncertain. Although the Company has secured interim financing as described in Note 3, the Company’s ability to continue as a going concern is dependent on the success of generating cash from the Company’s anticipated equity offering described in Note 4, raising additional capital, and ultimately achieving the capital to proceed with the construction of the plant.
Because it is unclear whether the Company will be successful in accomplishing these objectives, there is uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.
3. INTERIM FINANCING
In March 2007, the Company obtained interim financing from certain members of the Company totaling $970,000. The loan bears interest at 5.25% and is due on March 6, 2008. With the loan funds received, the Company purchased a certificate of deposit that earns interest at 5.25% and matures on March 6, 2008. The Company used the certificate of deposit as collateral for a revolving line of credit from a bank bearing interest at 7%. The revolving line of credit provides the Company with up to $970,000 until March 6, 2008 at which time all principal and interest are due.
As an incentive for members to lend money to the Company, the Company agreed to grant warrants equal to two units per $1 of loan proceeds. The Company issued warrants for the purchase of 1,940,000 units, which have an exercise price of $1 per unit and are exercisable six months after the equity offering described in Note 4 is closed until March 6, 2012.
4. MEMBERS’ EQUITY
As specified in the Company’s operating agreement, the Company is authorized to issue additional units as needed. The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws. Income, losses and distributions are allocated to all members based upon their respective percentage units held. A member is entitled to one vote for each member unit held.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006
In November 2004, the Company raised $1,000,000 from 37 seed capital investors in exchange for 3,000,000 units. In March 2006, the Company raised an additional $545,500 in exchange for 1,636,500 units.
The Company prepared a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC), which was declared effective on October 6, 2006. The Offering is for a minimum of 42,500,000 units and a maximum of 58,500,000 units for sale at $1.00 per unit. The minimum purchase requirement is 20,000 units for a minimum investment of $20,000. To become a member, a 10% deposit is required at the time of subscription with these funds being deposited in an escrow account. In addition, a signed, full recourse promissory note and security agreement for the remaining 90% is due at subscription. Once the minimum aggregate offering amount is obtained, the investors will have 30 days to remit the balance of their purchase price. Investments will be held in escrow until the earliest of the receipt of $42,500,000 or more in cash proceeds and a written debt financing commitment for an amount ranging from approximately $55,263,000 to $71,263,000, one year from the effective date of the registration statement, October 6, 2007, or termination of the offering. If the offering is terminated, the investment funds will be promptly returned plus nominal interest less a deduction for escrow agent fees. There is no assurance that the Company will be able to sell the mentioned member units or raise the debt financing to complete the proposed ethanol plant project.
Once the Company discovered that costs estimates from the original anticipated general contractor were dramatically different than the initial estimate, the Company discontinued efforts to sell units until it was able to secure a replacement general contractor. The Company anticipates filing a post-effective amendment to the Form SB-2 Registration Statement for the changes that have been made related to the construction costs and anticipated general contractor.
As part of the interim financing obtained in March 2007 described in Note 3, the Company issued warrants for the purchase of 1,940,000 units at $1 per unit, which are exercisable six months after the offering closes until March 6, 2012.
In March 2007, the Company issued warrants for the purchase of 53,000 units at $1 per unit, which are exercisable until March 31, 2014, as described in Note 7.
The Company agreed to issue units to the new general contractor as part of the letter of intent described in Note 7 where by the general contractor will hold a 4.5% ownership interest of the Company upon project completion.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006
5. INCOME TAXES
The differences between financial statement basis and tax basis of assets are as follows:

December 31,
2006
Financial statement basis of total assets	$457,020
Organizational costs expensed for financial reporting purposes	1,425,538

Taxable income tax basis of total assets	$1,882,558

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.
6. GRANTS
In March 2005, the Company was awarded a United States Department of Agriculture Value Added Development grant in the amount of $170,000 to be used for project development expenses including project coordination, feasibility studies, and environmental assessments. Under the terms of this grant, eligible expenses were paid by the Company and submitted to the USDA for reimbursement. The USDA reimbursed 50% of eligible expenses incurred. As of December 31, 2006, the Company had incurred approximately $340,000 of eligible expenses and has received all of the $170,000 of grant income under this agreement.
In 2004, the Company entered into a collaboration agreement with the Agricultural Utilization Research Institute (AURI) to receive a matching grant of $105,000 to be used in connection with project feasibility, business marketing, legal consultation, and board training expenditures through June 2006. AURI served as primary project manager related to the collaboration agreements with the ability to enter into contracts on behalf of the Company related to the collaboration agreements. AURI incurred and paid for the expenditures and subsequently requested reimbursement from the Company for 50% of the incurred costs. As of December 31, 2006, the Company has received all of the $105,000 of grant income under this agreement.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006
7. COMMITMENTS AND CONTINGENCIES
Plant Construction
The Company previously had a non-binding Memorandum of Understanding and pre-construction services agreements with an anticipated general contractor, an unrelated party, for the construction of the ethanol plant. The final project cost estimate was dramatically different than initial estimates. The Company terminated the agreements with the anticipated general contractor in November 2006.
In April 2007, the Company signed a letter of intent with a new general contractor, an unrelated party, for the design and development of a 55 million gallon a year coal fired ethanol plant. The anticipated cost of the plant, including start up expenses, is approximately $115,308,000. In addition, the Company anticipates entering into a preconstruction services agreement with this general contractor for preliminary engineering and project development costs for approximately $100,000. The Company anticipates entering into a management agreement with this general contractor once the plant commences operations that would include an annual base fee plus a percentage of net profits. In addition, the letter of intent requires the Company to issue the general contractor units equal to 4.5% of total equity after the registered offering described in Note 4 closes.
Land Contracts
In March 2005, the Company entered into a contract with an unrelated party to have the option to purchase approximately 100 acres of land in Polk County, Minnesota, until March 31, 2006. The Company paid $5,000 for this option as well as $5,000 to extend it until March 31, 2007. The Company let this option expire in March 2007 and has expensed the option fees paid. The Company obtained a new option on this property in March 2007 whereby the land under option increased up to 150 acres with the option to purchase the land extending until March 31, 2008. The purchase price of the land will be $100,000 in cash, 200,000 units of the Company valued at $1 per unit, along with warrants to purchase 200,000 units at $1 per unit until March 31, 2014. The Company paid $5,000 for this new option, which will be applied to the purchase price if exercised. The Company’s comprehensive plan for the construction of the ethanol plant contemplates using this site, in conjunction with the three sites described below. These four sites are adjacent to each other and are anticipated to be the site of the plant.
In April 2005, the Company entered into a contract with an unrelated party to have the option to purchase approximately 63 acres of land in Polk County, Minnesota, for $60,000 until March 31, 2006. The Company paid $5,000 for this option. In March 2006, the Company paid $5,000 to extend this option for an additional twelve months. In March 2007, the Company paid $5,000 to extend this option until March 31, 2008. If the option is exercised during the time permitted, all consideration will be applied to the purchase price. In May 2006, the Company allowed the owner of this property to sell approximately five acres, reducing the total acres to 58 acres. The purchase price will be prorated for the reduction in acres.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006
In March 2006, the Company entered into a contract with an unrelated party to have the option to purchase 24 acres of land in Polk County, Minnesota for $200,000 until March 31, 2007. The Company paid $20,000 for this option. The Company extended this option until March 31, 2008 for $20,000 in March 2007. If the option is exercised during the time period, all consideration will be applied to the purchase price.
In July 2006, the Company entered into a contract, which was subsequently amended November 2006, with an unrelated party to have the option to purchase approximately 15 acres of land in Polk County, Minnesota for $442,000 at any time during the period from March 15, 2007, until April 1, 2007. The Company paid $25,000 when the agreement was executed. A second option fee of $75,000 was due in November 2006. The Company paid $35,000 in November with the remaining $40,000 due on April 1, 2007. In March 2007, the land owner agreed to extend the final payment on the property until the Company receives equity proceeds. As part of this extension, the Company issued warrants to purchase 53,000 units at $1 per unit exercisable until March 31, 2014.
Consulting Contracts
In May 2005, the Company entered into an agreement with an unrelated party to provide professional environmental services and to assist with obtaining licenses and permits for approximately $63,000. Subsequent to the completion of this initial contract, the Company has incurred additional expenses of approximately $117,000 related to the permitting process.
In May 2006, the Company entered into a consulting agreement with an unrelated party to assist in raising equity. The Company will pay the consultant an hourly rate. In addition, the Company will pay the consultant a bonus of $56,000 upon successful completion of the equity drive and securing debt financing. As of December 31, 2006, the Company has incurred approximately $11,000 for these services.
8. RELATED PARTY TRANSACTIONS
In February 2005, the Company entered into a consulting agreement with a member to serve as project coordinator as the Company conducts a feasibility study, business plan, equity drive and plant construction. As of December 31, 2006 the Company has incurred approximately $118,000 under this agreement.
A member of the Company provided accounting services on an as needed basis. As of December 31, 2006 the Company has incurred approximately $26,000 for these services.