Form 10QSB
period 2007-03-31
Agassiz Energy, LLC
filed 2007-05-21
CIK 1358178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2007
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
(218) 281-8442
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of May 15, 2007 the Company had 4,636,500 membership units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I — FINANCIAL INFORMATION
Item 1. – Financial Statements (Unaudited)
AGASSIZ ENERGY, LLC
(A Development Stage Company)
Balance Sheet

March 31,
2007
(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$841
Short-term investments	970,000
Prepaid and other	52,354

Total current assets	1,023,195

Other Assets
Land options	146,250
Deferred offering costs	336,989
Debt issuance costs	1,057

Total other assets	484,296

Total Assets	$1,507,491

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Line of credit	$140,000
Members’ note payable, net of unamortized warrant discount	217,673
Accounts payable	334,816
Accounts payable — members	6,003
Accrued expenses	3,825

Total current liabilities	702,317

Commitments and Contingencies

Members’ Equity
Member contributions, 4,636,500 units outstanding	2,379,395
Deficit accumulated during development stage	(1,574,221)

Total members’ equity	805,174

Total Liabilities and Members’ Equity	$1,507,491

Notes to Financial Statements are an integral part of this Statement.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Statement of Operations

	Three Months	Three Months	From Inception
	Ended	Ended	(October 12, 2004) to
	March 31, 2007	March 31, 2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
Professional and consulting fees	123,612	147,208	1,781,687
General and administrative	7,038	2,400	49,502

Total operating expenses	130,650	149,608	1,831,189

Operating Loss	(130,650)	(149,608)	(1,831,189)

Other Income (Expense)
Grant income	—	117,276	275,000
Interest income	3,488	5,998	41,154
Interest expense	(59,186)	—	(59,186)

Total other income	(55,698)	123,274	256,968

Net Loss	$(186,348)	$(26,334)	$(1,574,221)

Weighted Average Units Outstanding	4,636,500	3,036,367	3,560,039

Net Loss Per Unit	$(0.04)	$(0.01)	$(0.44)

Notes to Financial Statements are an integral part of this Statement.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Statement of Cash Flows

	Three Months	Three Months	From Inception
	Ended	Ended	(October 12, 2004) to
	March 31, 2007	March 31, 2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(186,348)	$(26,334)	$(1,574,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant amortization	55,318	—	55,318
Expired land option	—	—	10,000
Changes in assets and liabilities
Restricted cash	—	21,046	—
Other receivable	—	(81,187)	—
Prepaid and other	(39,761)	(27,492)	(52,354)
Accounts payable	43,698	3,288	166,175
Accrued expenses	3,825	—	3,825

Net cash used for operating activities	(123,268)	(110,679)	(1,391,257)

Cash Flows from Investing Activities
Payment for short-term investments	(970,000)	175,000	(1,645,000)
Proceeds from short-term investments	—	—	675,000
Payment for land options	(30,000)	(30,000)	(130,000)

Net cash provided by (used in) investing activities	(1,000,000)	145,000	(1,100,000)

Cash Flows from Financing Activities
Payments for debt issuance costs	(1,057)	—	(1,057)
Proceeds from bank line of credit	140,000	—	140,000
Proceeds from members’ note payable	970,000	—	970,000
Member contributions	—	545,500	1,545,500
Payments for deferred offering costs	(2,091)	(25,630)	(162,345)

Net cash provided by financing activities	1,106,852	519,870	2,492,098

Net Increase (Decrease) in Cash and Equivalents	(16,416)	554,191	841

Cash and Equivalents– Beginning of Period	17,257	77,060	—

Cash and Equivalents– End of Period	$841	$631,251	$841

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$43	$—	$43

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deferred offering costs in accounts payable	$174,644	$73,800	$174,644

Warrants issued for land option fee	$26,250	$—	$26,250

Warrants issued for members note payable	$807,645	$—	$807,645

Notes to Financial Statements are an integral part of this Statement.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
March 31, 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2006, contained in the Company’s annual report on Form 10-KSB.
In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of March 31, 2007 and the results of operations and cash flows for all periods present. The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.
Nature of Business
The Company, which anticipates its plant location to be near Erskine, Minnesota, was organized to fund and construct a 55 million gallon coal fired ethanol plant with distribution throughout the United States and with limited distribution into Canada. In addition, the Company intends to produce and sell distillers grains as a co-product of ethanol production. The Company was formed on October 12, 2004 to have an indefinite life. Construction is anticipated to begin in the fall of 2007. As of March 31, 2007, the Company is in the development stage with its efforts being principally devoted to equity raising and organizational activities.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Significant estimates include the deferral of expenditures for offering costs which are dependent upon successful financing and project development and share based payments which are dependent on valuation assumptions, as discussed below. It is at least reasonably possible that these estimates may change in the near term.
Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
The Company maintains its accounts at one financial institutions. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
Investments
The Company includes in investments certain debt instruments with maturities greater than three months and classifies them as “available for sale”. Investments currently consist of a bank certificate of deposit due in less than one year. Investments are carried at their estimated fair market value based on quoted market prices, which approximates cost. Interest is accrued as earned on the certificate of deposit.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
March 31, 2007
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
Debt Issuance Costs
Debt issuance costs are amortized over the term of the related debt by use of the effective interest method.
Grants
The Company recognizes grant income as other income for reimbursement of expenses incurred or expenses paid on behalf of the Company upon complying with the conditions of the grant. For reimbursements of capital expenditures, the grants will be recognized as a reduction in the basis of the asset upon complying with the conditions of the grant. Grants received for incremental expenses that otherwise would not have been incurred are netted against the related expense.
Share-Based Payments
The Company has adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives goods or services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and is effective for the fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 157 will have on its results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which included an amendment of FASB Statement 115. This Statement provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective for fiscal years beginning after

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
March 31, 2007
November 15, 2007 with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its results of operations and financial condition.
2. GOING CONCERN UNCERTAINTIES
As shown in the accompanying financial statements, the Company incurred a net loss of approximately $186,000 during the three months ended March 31, 2007 and has incurred losses of approximately $1,574,000 since inception.
Management has extended payments on certain upcoming costs and is working to recover costs previously expended under pre-construction services agreements, but its ability to recover such items is uncertain. Although the Company has secured interim financing as described in Note 3, the Company’s ability to continue as a going concern is dependent on the success of generating cash from the Company’s anticipated equity offering described in Note 4 and/or through raising additional capital and ultimately achieving the capital to proceed with the construction of the plant.
Because it is unclear whether the Company will be successful in accomplishing these objectives, there is uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.
3. INTERIM FINANCING
In March 2007, the Company obtained interim financing from certain members of the Company totaling $970,000, secured by all assets owned by the Company. The loan bears interest at 5.25% and is due on March 6, 2008. With the loan funds received, the Company purchased a certificate of deposit that earns interest at 5.25% and matures on March 6, 2008. The Company used the certificate of deposit as collateral for a revolving line of credit from a bank bearing interest at 7%. The revolving line of credit provides the Company with up to $970,000 until March 6, 2008 at which time the principal and interest are due in full. As of March 31, 2007, the outstanding balance of the line of credit is approximately $140,000.
As an incentive for members to lend money to the Company, the Company issued warrants to members. The Company agreed to grant warrants equal to two units per $1 of loan proceeds. The Company issued warrants for 1,940,000 units, which vest immediately, and may be exercised at a price of $1 per unit any time subsequent to six months after the equity offering described in Note 4 is closed until March 6, 2012. The fair value of these warrants in the amount of approximately $807,000 was recorded as a debt discount at March 6, 2007 and is being amortized to interest expense over the term of the members’ loans. The Company recognized interest expense related to this amortization of approximately $55,000 for the quarter ending March 31, 2007. The company is not required to, and does not intend to, register these units.
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
The Company prepared a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC), which was declared effective on October 6, 2006. The Offering is for a minimum of 42,500,000 units and a maximum of 58,500,000 units for sale at $1.00 per unit. The Company anticipates filing a post-effective amendment to the Form SB-2 Registration Statement for the change in anticipated general contractor. The Company also expects to increase the units in the offering to a minimum of 57,500,000 units and a maximum of 65,500,000 units for $1 per unit. The Company anticipates raising debt up to $67,363,000, less any new grants received.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
March 31, 2007
5. UNIT BASED CONSIDERATION
The Company issued a total of 1,940,000 warrants to members, including members of the board of managers, as an incentive to provide interim financing to the Company as described in Note 3. The warrants allow the holder to purchase units at $1 per unit, which are exercisable until March 6, 2012.
The Company also entered into a land option agreement described in Note 6, which provided for the issuance of 53,000 warrants to the land owner. The warrants vest immediately and are exercisable until March 31, 2014 for a purchase price of $1.00 per unit. In March 2007, the Company recognized the fair market value of the warrants as additional land option fees of approximately $26,000.
The fair value of all warrants are estimated on the date of grant using the BSM option-pricing model with the following weighted-average assumptions used for grants in 2007; dividend yield of 0%; expected volatility of 39.95%; risk-free interest rate of 4.50% for the warrants issued to the members and 4.60% for the warrants issued to the land owner; and expected lives of five years for the warrants issued to the members and seven years for the warrants issued to the land owner. There were no unit options granted during 2006. The warrants for the purchase of 1,993,000 units issued are all vested and outstanding.
The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the average volatility of a representative sample of two comparable companies in our industry sector.
The weighted average fair value of warrants granted during the three months ended March 31, 2007 is $.42 per unit. The effect of the warrants outstanding has not been included with the weighted average units outstanding as it would be anti-dilutive. The calculation of warrants includes significant estimates related to the valuation component of each warrant. These estimates affect the amounts recorded for debt discounts. Given the nature of the estimates, it is at least reasonably possible that each component of the estimating process could change, the effects of which is uncertain. To the extent the forfeiture rate is different than we have anticipated, interest expense related to these options will be different from our expectations.
6. COMMITMENTS AND CONTINGENCIES
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
In April 2007, the Company signed a letter of intent with a general contractor for the design and development of a 55 million gallon a year coal fired ethanol plant. The anticipated cost of the plant, including start up expenses, is approximately $126,408,000. In addition, the Company anticipates entering into a preconstruction services agreement with this general contractor for preliminary engineering and project development costs for approximately $100,000. The Company anticipates entering into a management agreement with this general contractor once the plant commences operations that would include an annual base fee plus a percentage of net profits. In addition, the Company will issue the general contractor units equal to 4.5% ownership of the Company after completion of the registered offering described in Note 4.
Land Contracts
In March 2007, the Company entered a new option for land which includes a 100 acre parcel previously under option. The new land option includes land up to 150 acres available to purchase until March 31, 2008. The purchase price of the land consist of $100,000 in cash, 200,000

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
March 31, 2007
units of the Company valued at $1 per unit, along with warrants to purchase 200,000 units at $1 per unit until March 31, 2014. The Company paid $5,000 for this new option, which will be applied to the purchase price if exercised. The Company did not exercise the previous land option on this site and expensed the original amount paid for that option as of December 31, 2006. The Company’s comprehensive plan for the construction of the ethanol plant contemplates using this site, in conjunction with the three sites described below. These four sites are adjacent to each other and are anticipated to be the site of the plant.
In April 2005, the Company entered into a contract with an unrelated party to have the option to purchase approximately 58 acres of land in Polk County, Minnesota, for approximately $60,000 until March 31, 2006. The Company paid $5,000 for this option. The Company paid $5,000 in March 2006 to extend this option until March 31, 2007 and paid an additional $5,000 in March 2007 to extend the option until March 31, 2008. If the option is exercised during the time permitted, all consideration will be applied to the purchase price.
In March 2006, the Company entered into a contract with an unrelated party to have the option to purchase 24 acres of land in Polk County, Minnesota for $200,000 until March 31, 2007. The Company paid $20,000 for this option. In March 2007, the Company paid $20,000 to extend this option until March 31, 2008. If the option is exercised during the time period, all consideration will be applied to the purchase price.
In July 2006, the Company entered into a contract, which was subsequently amended November 2006, with an unrelated party to have the option to purchase approximately 15 acres of land in Polk County, Minnesota for $442,000 at any time during the period from March 15, 2007, until April 1, 2007. The Company paid an amount of $25,000 when the agreement was executed. A second option fee of $75,000 was due in November 2006. The Company paid $35,000 in November with the remaining $40,000 due on April 1, 2007. In March 2007, the land owner agreed to extend the final payment on the property until the Company receives equity proceeds. As part of this extension, the Company issued warrants to purchase 53,000 units at $1 per unit exercisable until March 31, 2014.
7. RELATED PARTY TRANSACTIONS
In February 2005, the Company entered into a consulting agreement with a member to serve as project coordinator as the Company conducts a feasibility study, business plan, equity drive and plant construction. As of March 31, 2007 the Company has incurred approximately $14,000 under this agreement.
A member of the Company provided accounting services on an as needed basis. As of March 31, 2007 the Company has incurred approximately $6,000 for these services.

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
Based on the preliminary design specifications provided by KL Process Design (“KL”), the plant will annually consume approximately 20 million bushels of corn and annually produce approximately 55 million gallons of fuel grade ethanol and 95,000 tons of dried distillers grains for animal feed. We currently estimate that it will take 12 to 18 months from the date that we close the offering, which includes obtaining our debt financing, and obtaining all necessary permits, to complete the construction of the plant.
Based on our letter of intent with KL, we expect the project will cost approximately $126,408,000 to complete. This includes approximately $111,808,000 to build the plant and an additional approximately $14,600,000 in other capital expenditures and working capital. We do not have any binding agreement with KL or any contractor for the labor or materials necessary to build the plant. As a result, our anticipated total project cost is not a firm estimate and is expected to change from time to time as the project progresses. These changes may be significant.
We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational.
Plan of Operations Until Start-Up of Ethanol Plant
We expect to spend at least the next 12 months focused on three primary activities: (1) project capitalization; (2) site acquisition and development; and (3) plant construction and start-up operations. Assuming the successful completion of our offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. In addition, we expect our seed capital proceeds and our grant funds to supply us with enough cash to cover some of costs through this period, including staffing, office costs, audit, legal, compliance and staff training as well as all of our currently contracted obligations. We estimate that we will need approximately $126,408,000 to complete the project.
Project capitalization
We plan to finance our project with a combination of equity and debt. Since inception, we raised $1,545,500 in our seed capital offering and have been awarded $275,000 in grant funds. We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-133024), which became effective on October 6, 2006. We have not sold any units to date as a result of our reanalyzing our business plan and selecting a new design-builder. To provide interim financing, in March 2007, the Company obtained interim financing from certain members of the Company totaling $970,000, secured by all assets owned by the Company. The loan bears interest at 5.25% and is due on March 6, 2008. With the loan funds received, the Company purchased a certificate of deposit that earns interest at 5.25% and matures on March 6, 2008. The Company used the certificate of deposit as collateral for a revolving line of credit from a bank bearing interest at 7%. The revolving line of credit provides the Company with up to $970,000 until March 6, 2008 at which time the principal and interest are due in full. As of March 31, 2007, the outstanding balance of the line of credit is approximately $140,000.
As an incentive for members to lend money to the Company, the Company issued warrants to members. The Company agreed to grant warrants equal to two units per $1 of loan proceeds. The warrants vest immediately and may be exercised at a price of $1 per unit any time subsequent to six months after the equity offering described in Note 4 is closed until March 6, 2012. The units underlying the warrants will not be registered in the Company’s amended Registration Statement. The fair value of these options in the amount of approximately $807,000 was recorded as a debt discount at March 6, 2007 and is being amortized to interest expense over the term of the members’ loans. The Company recognized interest expense related to this amortization of approximately $55,000 for the quarter ending March 31, 2007.
We are currently reevaluating our equity needs in connection with amending our equity offering on Form SB-2. Our registration statement on Form SB-2 was declared effective on October 6, 2006 for a minimum of $42,500,000 and a maximum of $58,500,000. We currently expect that we will have to file an amendment with the SEC to revise our Form SB-2 to increase the minimum equity to approximately $50,000,000 to build our plant. We have until October 6, 2007 to sell the minimum number of units required to raise the minimum offering amount and collect the cash proceeds. If we sell the minimum number of units prior to October 6, 2007, we may decide to continue selling units until we sell the maximum number of units or October 6, 2007, whichever occurs first. Even if we successfully close the offering by selling at least the minimum number of units by October 6, 2007, we will not release the offering proceeds from escrow until the cash proceeds in escrow equal $50,000,000 or more, we execute a construction contract, we obtain the permits required to begin construction, and we secure a written debt financing commitment for debt financing ranging from a minimum of approximately $25,000,000 to a maximum of $76,500,000 depending on the level of equity raised and any grant funding received. A debt financing commitment only obligates the lender to lend us the debt financing that we need if we satisfy all the conditions of the commitment. These conditions may include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts acceptable to the lender, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of a specified amount of equity and attorney opinions. At this time, we do not know what business and financial conditions will be imposed on us. We may not satisfy the loan commitment conditions before closing, or at all. If this occurs we may:
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
We are also exploring the possibility of obtaining bond funding in an amount up to $20 million from solid waste bonds from Polk County Minnesota and up to $20 million in Federal New Markets tax credits, as well as the governmental financing, however, there is no assurance we can obtain those.
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
Plant construction and start-up of plant operations
We expect to complete construction of the proposed plant and commence operations approximately 12 to 18 months after construction commences. Our work will include completion of the final design and development of the plant. We also plan to negotiate and execute finalized contracts concerning the construction of the plant, provision of necessary electricity, coal and other power sources and marketing agreements for ethanol and distillers grains. Assuming the successful completion of our offering and our obtaining the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $111,808,000 to construct the plant and a total of approximately $14,600,000 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.
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
Trends and Uncertainties Impacting the Corn and Coal Markets and Our Future Cost of Goods Sold
We expect our future cost of goods sold will consist primarily of costs relating to the corn and coal supplies necessary to produce ethanol and distillers grains for sale. According to the United States Department of Agriculture, the 2006 corn crop was approximately 10.5 billion bushels. The 2005 corn crop was 11.11 billion bushels, which is a 6.5% decrease from 2004’s corn crop according to the National Corn Growers Association in April 2006. According to the U.S.D.A Prospective Acres Report., as of March 30, 2007, the projected corn planting for 2007 is 7.9 million acres in Minnesota, 2.6 million acres in North Dakota and 5.9 million acres in South Dakota all near or at historic highs. Variables such as planting dates, rainfall, temperatures and increasing demand for corn for ethanol production will likely continue to cause market uncertainty and create corn price volatility throughout the remainder of 2007 and beyond. Although we do not expect to begin operations until 3rd or 4th quarter 2008, we expect these same factors will continue to cause volatility in the price of corn, which will significantly impact our cost of goods sold.
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
We elected to fuel the ethanol production process at the plant using coal instead of natural gas based on our belief that a coal-fired ethanol plant will cost less compared a natural gas-fired plant to operate. While the construction costs for a coal-fired plant are higher than for a natural gas-fired plant, we believe the savings will be significant in the long-term. In addition to lower anticipated operating costs from using coal, coal prices and availability have tended to be more stable than natural gas. Natural gas prices and availability have fluctuated dramatically in recent years due to weather, including gulf-coast hurricanes that have limited or halted production of natural gas in those areas. This has lead to historically high prices for natural gas and resulted in higher operating costs for natural gas-fired ethanol plants.

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
Liquidity and Capital Resources
As of March 31, 2007, we had total assets of approximately $1,507,000, consisting primarily of land options, deferred offering costs and a certificate of deposit. As of March 31, 2007, we had current liabilities of approximately $702,000 consisting primarily of a line of credit, a member’s note payable and our accounts payable. Since our inception through March 31, 2007, we have an accumulated deficit of approximately $1,574,000. Total liabilities and members’ equity as of March 31, 2007 was approximately $1,507,000.
Other cash flow requirements until the closing of our offering are expected to be approximately $80,000 for accounting, $100,000 for legal, $25,000 for other expenses relating to our offering and other start-up costs of $200,000, all of which has been budgeted and for which we have funds from our line of credit.
Equity Financing
Based on our business plan and construction cost estimates from KL our new design-builder, we believe the total project will cost approximately $126,408,000. We recently obtained bridge financing through American Federal Bank of Crookston. In order to obtain this bridge financing we issued promissory notes in the aggregate amount of $970,000 to current members of the Company, including eight governors. Those funds are being used to fund a Certificate of Deposit used as collateral for the line of credit with the Bank.
We initially raised $1,545,500 in our seed capital offerings and have been awarded $275,000 in grant proceeds. In October 2006, our Form SB-2 was declared effective by the SEC and we began trying to raise a minimum of $42,500,000 and a maximum of $58,500,000. However, we expect to seek to amend the SB-2 to raise a minimum of $50,000,000 and a maximum of $70,000,000 of equity in an initial public offering. Including the $970,000 line of credit and the $1,545,500 we raised in our seed capital offering and depending on the level of equity raised in our offering and the amount of grants and other incentives awarded to us, we expect to require debt financing ranging from a minimum of approximately $25,000,000 to a maximum of $76,500,000.

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
We do not have contracts or commitments with any bank, lender or financial institution for debt financing other than the line of credit and members’ note payable. We have started identifying and interviewing potential lenders, however, we have not signed any commitment or contract for debt financing. Completion of the project relies entirely on our ability to attract these loans and close on our offering.
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include the deferral of expenditures for offering costs, which are dependent upon successful financing of the project and share based payments. We defer the costs incurred to raise equity financing until that financing occurs. At the time we issue new equity, we will net these costs against the equity proceeds received. Alternatively, if the equity financing does not occur, we will expense the offering costs. It is at least reasonably possible that this estimate may change in the near term. We have incurred substantial consulting, permitting, and other pre-construction services related to building our plant facilities. Due to the substantial uncertainties regarding our ability to proceed with the ultimate facility construction and until we raise debt and equity financing, we will expense these pre-construction costs as incurred.
Off-Balance Sheet Arrangements.
We do not have any off-balance sheet arrangements.
Grants, Government Programs and Tax Increment Financing
Grants
On September 7, 2004, we entered into a collaboration agreement with the Agricultural Utilization Research Institute whereby AURI provided us a matching grant of $105,000 to be used in connection with project feasibility, business/marketing, legal consultation, and board training. As of March 31, 2006, the Company incurred expenses sufficient to receive the total grant of $105,000. All payments approved by AURI were accompanied by a matching payment by Agassiz. As of December 31, 2006 we have received all of the funds we are eligible to receive.
On March 14, 2005, we entered into a value-added agricultural product market development grant with the U.S. Department of Agriculture Rural Business — Cooperative Service that provided us with a $170,000 grant to be used for coordination, feasibility studies and environmental assessments. As of December 31, 2006 we have received all of the $170,000 we are eligible to receive.
Governmental Financing
We are seeking up to $20 million in solid waste bond funding through Polk County, Minnesota to be used to finance our distillers grains facility as part of our ethanol plant.
We are also seeking up to $20 million in Federal New Markets tax credits to be used as a loan to finance part of our plant.

We have filed an application to qualify for Minnesota’s JOB-Z program, designed to exempt our project from certain state and county taxes.
The City of Erskine, Minnesota is also seeking grants from the Minnesota Investment Fund to provide funds for connecting the plant to the city rapid infiltration basin.
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
Going Concern Uncertainties
As shown in the accompanying financial statements, the Company incurred a net loss of approximately $186,000 during the three months ended March 31, 2007 and has incurred losses of approximately $1,574,000 since inception.
Management has extended payments on certain upcoming costs and is working to recover costs previously expended under pre-construction services agreements, but its ability to successfully extend and/or recover such items is uncertain. Although the Company has secured interim financing, the Company’s ability to continue as a going concern is dependent on the success of generating cash from the Company’s anticipated equity offering and/or through raising additional capital and ultimately achieving the capital to proceed with the construction of the plant.
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
ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2007 (the “Evaluation Date”), have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the three month period ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
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

AGASSIZ ENERGY, LLC

Date: May 21, 2007	/s/ Donald Sargeant

Donald Sargeant
Chairman and President (Principal Executive Officer)

Date: May 21, 2007	/s/ Larry Altringer

Larry Altringer
Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
AGASSIZ ENERGY, LLC
FORM 10-QSB FOR QUARTER ENDED MARCH 31, 2007

Exhibit Number	Description

31.1*	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2*	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1*	Certificate Pursuant to 18 U.S.C. § 1350.

32.2*	Certificate Pursuant to 18 U.S.C. § 1350.

*	Filed herewith