Form 10QSB
period 2007-06-30
Agassiz Energy, LLC
filed 2007-08-14
CIK 1358178

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to
COMMISSION FILE NUMBER: 333-133024
AGASSIZ ENERGY, LLC
(Exact name of small business issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	80-0130330 (IRS Employer Identification No.)
510 County Road 71, Valley Technology Park
Crookston, Minnesota 56716
(Address of principal executive offices)
(218) 281-8442
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date: As of August 14, 2007 the Company had 4,636,500 membership units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes       ☑ No

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited).
AGASSIZ ENERGY, LLC
(A Development Stage Company)
Balance Sheet

June 30,
2007
(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$1,561
Short-term investments — restricted	970,000
Prepaid and other	35,547

Total current assets	1,007,108

Other Assets
Land options	146,250
Deferred offering costs	308,668
Debt issuance costs, net	727

Total other assets	455,645

Total Assets	$1,462,753

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Line of credit	$487,000
Member notes payable, net of unamortized debt discount	269,816
Accounts payable	236,618
Accounts payable — members	4,995
Accrued expenses	19,991

Total current liabilities	1,018,420

Commitments and Contingencies

Members’ Equity
Member contributions, 4,636,500 units outstanding	2,528,610
Deficit accumulated during development stage	(2,084,277)

Total members’ equity	444,333

Total Liabilities and Members’ Equity	$1,462,753

Notes to Financial Statements are an integral part of this Statement.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Statement of Operations

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Professional and consulting fees	296,667	769,654
General and administrative	8,560	7,212

Total operating expenses	305,227	776,866

Operating Loss	(305,227)	(776,866)

Other Income (Expense)
Grant income	—	—
Interest income	12,696	4,404
Interest expense	(217,525)	—

Total other income (expense)	(204,829)	4,404

Net Loss	$(510,056)	$(772,462)

Weighted Average Units Outstanding	4,636,500	4,636,500

Net Loss Per Unit — Basic and Diluted	$(0.11)	$(0.17)

Notes to Financial Statements are an integral part of this Statement.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Statement of Operations

	Six Months	Six Months	From Inception
	Ended	Ended	(October 12, 2004) to
	June 30, 2007	June 30, 2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
Professional and consulting fees	420,279	916,863	2,078,354
General and administrative	15,598	9,611	58,061

Total operating expenses	435,877	926,474	2,136,415

Operating Loss	(435,877)	(926,474)	(2,136,415)

Other Income (Expense)
Grant income	—	117,276	275,000
Interest income	16,184	10,402	53,849
Interest expense	(276,711)	—	(276,711)

Total other income (expense)	(260,527)	127,678	52,138

Net Loss	$(696,404)	$(798,796)	$(2,084,277)

Weighted Average Units Outstanding	4,636,500	3,840,854	3,658,787

Net Loss Per Unit — Basic and Diluted	$(0.15)	$(0.21)	$(0.57)

Notes to Financial Statements are an integral part of this Statement.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Statement of Cash Flows

	Six Months	Six Months	From Inception
	Ended	Ended	(October 12, 2004) to
	June 30, 2007	June 30, 2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(696,404)	$(798,796)	$(2,084,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	257,006	—	257,006
Expired land option	—	—	10,000
Changes in assets and liabilities
Restricted cash	—	45,732	—
Prepaid and other	(22,954)	(15,748)	(35,547)
Accounts payable	45,065	119,767	167,542
Accrued expenses	19,991	—	19,991

Net cash used for operating activities	(397,296)	(649,045)	(1,665,285)

Cash Flows from Investing Activities
Payment for short-term investments	(970,000)	—	(1,645,000)
Proceeds from short-term investments	—	575,000	675,000
Payment for land options	(30,000)	(30,000)	(130,000)

Net cash provided by (used in) investing activities	(1,000,000)	545,000	(1,100,000)

Cash Flows from Financing Activities
Payments for debt issuance costs	(1,057)	—	(1,057)
Proceeds from bank line of credit	487,000	—	487,000
Proceeds from member notes payable	970,000	—	970,000
Member contributions	—	545,500	1,545,500
Payments for deferred offering costs	(74,343)	(75,032)	(234,597)

Net cash provided by financing activities	1,381,600	470,468	2,766,846

Net Increase (Decrease) in Cash and equivalents	(15,696)	366,423	1,561

Cash and equivalents— Beginning of Period	17,257	77,060	—

Cash and equivalents— End of Period	$1,561	$443,483	$1,561

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Statement of Cash Flows — continued

	Six Months	Six Months	From Inception
	Ended	Ended	(October 12, 2004) to
	June 30, 2007	June 30, 2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$43	$—	$43

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deferred offering costs in accounts payable	$74,071	$119,203	$74,071

Warrants issued for land option	$26,250	$—	$26,250

Warrants issued with member notes payable	$956,860	$—	$956,860

Notes to Financial Statements are an integral part of this Statement.

AGASSIZ ENERGY, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
June 30, 2007
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
In the opinion of management, the interim condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for fair presentation of the Company’s financial position as of June 30, 2007 and the results of operations and cash flows for all periods present. The results reported in these condensed interim financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.
Nature of Business
The Company, which anticipates its plant location to be near Erskine, Minnesota, was organized to fund and construct a 55-million gallon coal fired ethanol plant with distribution throughout the United States and with limited distribution into Canada. In addition, the Company intends to produce and sell distillers grains as a co-product of ethanol production. The Company was formed on October 12, 2004 to have an indefinite life. Construction is expected to take 12-18 months once the project financing is obtained. As of June 30, 2007, the Company is in the development stage with its efforts being principally devoted to raising equity and organizational activities.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates.
Significant estimates include the deferral of expenditures for offering costs which are dependent upon successful financing and project development, as discussed below. It is at least reasonably possible that these estimates may change in the near term.
Cash and Equivalents
The Company characterizes all highly liquid debt instruments purchased with a maturity of three months or less as cash equivalents. The carrying value of cash and equivalents approximates the fair value.
The Company maintains its accounts at one financial institution. From time-to-time throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
Investments
The Company includes in investments certain debt instruments with maturities greater than three months and classifies them as “available for sale”. The debt instruments consist of bank certificates of deposit due in less than one year, which is collateral for the revolving line of credit. Investments are carried at their estimated fair market value based on quoted market prices, which approximates cost. The Company accrues interest as earned on the certificates of deposit.

Property and Equipment
Property and equipment will be stated at the lower of cost or estimated fair value. Depreciation will be provided over an estimated useful life by use of the straight line depreciation method. Maintenance and repairs will be expensed as incurred; major improvements and betterments will be capitalized.
The Company has incurred substantial consulting, permitting, and other pre-construction services related to building its plant facilities. Currently, due to substantial uncertainties regarding the Company’s ability to proceed with the ultimate facility construction until the Company has raised debt and equity financing, the Company expenses pre-construction costs as incurred.
Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until the financing occurs. When the issuance of new equity occurs, the costs will be netted against the proceeds received, conversely, if the financing does not occur, the costs will be expensed.
Debt Issuance Costs
Debt issuance costs will be amortized over the term of the related debt by use of the effective interest method. Amortization expense for the six months ended June 30, 2007 totaled approximately $300.
Stock-Based Payments
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
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and is effective for the fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 157 will have on its results of operations and financial condition.
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which included an amendment of FASB Statement 115. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its results of operations and financial condition.
2. GOING CONCERN UNCERTAINTIES
As shown in the accompanying financial statements, the Company incurred a net loss of approximately $696,000 during the six months ended June 30, 2007 and has incurred losses of approximately $2,084,000 since inception, and has a deficit in working capital at June 30, 2007.
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
Because it is unclear whether the Company will be successful in accomplishing these objectives, there is uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unsuccessful in its efforts to continue as a going concern.
3. INTERIM FINANCING
In March 2007, the Company obtained interim financing from certain members of the Company totaling $970,000, secured by all assets owned by the Company. The loan bears interest at 5.25% and is due on March 6, 2008. With the loan funds received, the Company purchased a certificate of deposit that earns interest at 5.25% and matures on March 6, 2008. The Company used the certificate of deposit as collateral for a revolving line of credit from a bank bearing interest at 7.00%. The revolving line of credit provides the Company with up to $970,000 until March 6, 2008 at which time the principal and interest are due in full. As of June 30, 2007, the outstanding balance of the line of credit is approximately $487,000.
As an incentive for members to lend money to the Company, the Company issued warrants to members. The Company agreed to grant warrants equal to two units per $1.00 of loan proceeds. The warrants may be exercised at a price of $1.00 per unit any time subsequent to six months after the equity offering described in Note 4 is closed until March 6, 2012, later amended to March 6, 2014. The fair value of the original options in the amount of approximately $807,000 was recorded as a debt discount at March 6, 2007 and was amortized to interest expense over the term of the member notes payable. On June 27, 2007, the warrants were amended to extend the exercise period to March 6, 2014, resulting in an increase in their fair value of approximately $150,000. This was recorded as an additional debt discount, which will continue to be amortized over the term of the member notes payable. The Company recognized interest expense related to this amortization of approximately $257,000 for the six months ended June 30, 2007. The Company is not required to, and does not intend to, register these units.
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
The Company prepared a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC), which was declared effective on October 6, 2006. The Offering was for a minimum of 42,500,000 units and a maximum of 58,500,000 units for sale at $1.00 per unit. The Company filed a post-effective amendment to the Form SB-2 Registration Statement for the change in anticipated general contractor, which was declared effective July 20, 2007. The Company increased the units in the offering to a minimum of 50,000,000 units and a maximum of 77,878,000 units for $1.00 per unit. The Company anticipates raising debt up to $77,378,000, less any new grants.
5. UNIT BASED CONSIDERATION
The Company issued a total of 1,940,000 warrants to the members, including members of the board of managers, as an incentive to provide interim financing to the Company as described in Note 3. The warrants allow the holder to purchase units at $1.00 per unit, which are exercisable six months after the offering described in Note 4 closes until March 6, 2014.
The Company also entered into a land option agreement described in Note 6, which provided for the issuance of 53,000 warrants to the land owner. The warrants vest immediately and are exercisable until March 31, 2014 for a purchase price of $1.00 per unit. In March 2007, the Company recognized the fair market value of the warrants as additional land option fees of approximately $26,000.
The fair value of all warrants are estimated on the date of grant using the BSM option-pricing model with the following weighted-average assumptions used for grants in 2007; dividend yield of 0%; expected volatilities ranging from 39.59% to 39.71%; risk-free interest rates ranging from 4.60% to 5.02%; and expected lives of approximately seven years. There were no unit options or warrants granted during 2006.

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the average volatility of two similar companies in our industry sector. In evaluating similar companies, we considered factors such as the industry, life cycle stage, and size.
The weighted average fair value of warrants granted during the six months ended June 30, 2007 ranged from $.41 to $.50 per unit, which includes the initial grants in March 2007 and the subsequent amendment in June 2007. The effect of the warrants outstanding has not been included with the weighted average units outstanding as it would be anti-dilutive. The calculation of warrants includes significant estimates related to the valuation component of each warrant. These estimates affect the amounts recorded for debt discounts. Given the nature of the estimates, it is at least reasonably possible that each component of the estimating process could change, the effects of which is uncertain. To the extent the forfeiture rate is different than we have anticipated, interest expense related to these options will be different from our expectations.
6. COMMITMENTS AND CONTINGENCIES
Plant Construction
The Company previously had a non-binding Memorandum of Understanding and pre-construction services agreements with an anticipated general contractor, an unrelated party, for the construction of the ethanol plant. The final project cost estimate differed dramatically from initial estimates. The Company terminated the agreements with the anticipated general contractor in November 2006.
In April 2007, the Company signed a letter of intent with a general contractor, an unrelated party, for the design and development of a 55 million gallon a year coal fired ethanol plant. The anticipated cost of the plant, including start up expenses, is approximately $127,378,000. In addition, the Company anticipates entering into a preconstruction services agreement with this general contractor for preliminary engineering and project development costs for approximately $100,000. The Company anticipates entering into a management agreement with this general contractor once the plant commences operations that would include an annual base fee plus a percentage of net profits. In addition, the Company will issue the general contractor units equal to 4.5% ownership of the Company after completion of the registered offering described in Note 4.
Land Contracts
In March 2007, the Company entered into a new option for land which includes a 100 acre parcel previously under option. The new land option includes land up to 150 acres available to purchase until March 31, 2008. The purchase price of the land consists of $100,000 in cash, 200,000 equity units of the Company valued at $1.00 per unit, along with warrants to purchase 200,000 units at $1.00 per unit until March 31, 2014. The Company paid $5,000 for this new option, which will be applied to the purchase price if exercised. The Company did not exercise the previous land option on this site and expensed the original amount paid for that option as of December 31, 2006. The Company’s comprehensive plan for the construction of the ethanol plant contemplates using this site, in conjunction with the three sites described below. These four sites are adjacent to each other and are anticipated to be the site of the plant.
In April 2005, the Company entered into a contract with an unrelated party to have the option to purchase approximately 58 acres of land in Polk County, Minnesota, for $60,000 until March 31, 2006. The Company paid $5,000 for this option. The Company paid $5,000 in March 2006 to extend this option until March 31, 2007 and paid an additional $5,000 in March 2007 to extend the option until March 31, 2008. If the option is exercised during the time permitted, all consideration will be applied to the purchase price.
In March 2006, the Company entered into a contract with an unrelated party to have the option to purchase 24 acres of land in Polk County, Minnesota for $200,000 until March 31, 2007. The Company paid $20,000 for this option. In March 2007, the Company paid $20,000 to extend the option until March 31, 2008. If the option is exercised during the time period, all consideration will be applied to the purchase price.
In July 2006, the Company entered into a contract, which was subsequently amended in November 2006, with an unrelated party to have the option to purchase approximately 15 acres of land in Polk County, Minnesota for $442,000 at any time during the period from March 15, 2007, until April 1, 2007. The Company paid an amount of $25,000 when the agreement was executed. A second option fee of $75,000 was due in November 2006. The Company paid $35,000 in November 2006 with the remaining $40,000 due on April 1, 2007. In March 2007, the land owner agreed to extend the final payment on the property until the Company receives equity proceeds. As part of this extension, the Company issued warrants to purchase 53,000 units at $1.00 per unit until March 31, 2014.
7. RELATED PARTY TRANSACTIONS
In February 2005, the Company entered into a consulting agreement with a member to serve as project coordinator while the Company conducts a feasibility study, business plan, equity drive and plant construction. For the six months ended June 30, 2007, the Company has incurred approximately $27,000 under this agreement.
A member of the Company provided accounting services on an as needed basis. For the six months ended June 30, 2007, the Company has incurred approximately $9,000 for these services.

PART 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties, including those risks described in this section. Our discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the financial statements and related notes. Actual results may differ substantially from those described below and are subject to certain risks, including:
•	The availability and adequacy of our cash flow to meet its requirements, including payment of loans and current liabilities;

•	Changes in construction costs, anticipated timetables and design-builder relationships;

•	Economic, competitive, demographic, business and other conditions in our local, regional and national markets;

•	Changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

•	Actions taken or not taken by third parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in the ethanol industry;

•	The loss of any license or permit;

•	The loss of our plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required; and

•	Changes in our business strategy, and capital required to support capital improvements and development.
Overview
We are a development stage Minnesota limited liability company formed on October 12, 2004. We do not expect to generate any revenue until the plant is completely constructed and operational.
On March 16, 2005, we executed a real estate option agreement with Randy and Jennifer Kroeplin granting us an option to purchase 100 acres of land in Polk County, Minnesota. Under the terms of the option agreement, we paid $5,000 for the option and have the option to purchase the land for $120,000. On March 10, 2006, we extended the option for an additional 12 months for $5,000. Should we choose to exercise the option, the $10,000 option price will be credited to the purchase price of the land. On March 31, 2007 the Kroeplin real estate option expired. On March 30, 2007, the Company executed a new land option to purchase up to 150 acres with Randy Kroeplin, now the sole owner of the property. Under the terms of the agreement, we paid $5,000 for the option, which amount will be credited toward the purchase price. If the option is exercised, Mr. Kroeplin will receive $100,000 in cash, 200,000 membership units in the Company and warrants to purchase up to an additional 200,000 membership units at $1.00 per unit within seven years.
On April 30, 2005, we executed a real estate option agreement with David and Delores Czech granting us an option to purchase 58 acres of land in Polk County, Minnesota. Under the terms of the option agreement, we paid $5,000 for the option and have the option to purchase the land for approximately $60,000 (the “Czech Option”). On March 10, 2006, we extended the Czech Option for an additional 12 months for $5,000. On March 20, 2007, we signed a second extension of the Czech Option to March 31, 2008 for $5,000. Should we choose to exercise the Czech Option, the $15,000 option price will be credited to the purchase price of the land.
On March 11, 2006 we executed a real estate option agreement with Warren and Henriette Thompson granting us an option to purchase 24 acres of land in Polk County, Minnesota (the “Thompson Option”). Under the terms of the Thompson Option agreement, we paid $20,000 for the option and have the option to purchase the land for $200,000 until March 31, 2007. On March 20, 2007, we signed an extension to the Thompson Option for an additional 12 months for $20,000. Should we choose to exercise the Thompson Option, the $40,000 option price will be credited to the purchase price of the land.
On July 8, 2006, we executed a real estate option agreement with Richard and D’wana Carroll granting us the option to purchase 15 acres of land adjacent to the other parcels of land where we currently hold option agreements in Polk County,

Minnesota. Under the terms of the agreement, we paid $25,000 when the agreement was executed, and paid an additional $35,000 on November 15, 2006 for this option and have the option to purchase the land for $442,000 at any time during the period from March 15, 2007 until April 2007. On March 21, 2007, we granted the Carroll’s warrants to purchase up to 53,000 membership units in the Company at $1.00 per unit for a period of seven years in exchange for an extension to the option so that the option expires now on March 31, 2008.
We intend to acquire all four parcels of land, resulting in a total contiguous site size of approximately 247 acres in Erskine, Minnesota. None of our governors or their Affiliates have any relationship with any of the property owners. The final plant site will provide access to both interstate and local roads and two separate rail lines meeting our transportation requirements.
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
Based on our letter of intent with KL, we expect the project will cost approximately $126,408,000 to complete. This includes approximately $111,808,000 to build the plant and approximately $14,600,000 in additional other capital expenditures and working capital. This does not include funds required to repay member loans of $970,000, which is part of our total project cost. We do not have any binding agreement with KL or any contractor for the labor or materials necessary to build the plant. As a result, our anticipated total project cost is not a firm estimate and is expected to change from time-to-time as the project progresses; these changes may be significant.
We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational.
Plan of Operations Until Start-Up of Ethanol Plant
We expect to spend at least the next 12 months focused on three primary activities: (1) project capitalization; (2) site acquisition and development; and (3) plant construction and start-up operations. Assuming the successful completion of our offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. In addition, we expect our seed capital proceeds and our grant funds to supply us with enough cash to cover some of costs through this period, including staffing, office costs, audit, legal, compliance and staff training as well as all of our currently contracted obligations. We estimate that we will need approximately $127,378,000 to complete the project.
Project capitalization
We plan to finance our project with a combination of equity and debt. Since inception, we raised $1,545,000 in our seed capital offering and have been awarded $275,000 in grant funds. We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-133024), which became effective on October 6, 2006. We had not sold any units as a result of our reanalyzing our business plan and selecting a new design-builder. To provide for interim cash flow needs, in March 2007 the Company obtained interim financing from certain members of the Company totaling $970,000, secured by all assets owned by the Company. The loan bears interest at 5.25% and is due on March 6, 2008. With the loan funds received, the Company purchased a certificate of deposit that earns interest at 5.25% and matures on March 6, 2008. The Company used the certificate of deposit as collateral for a revolving line of credit from a bank bearing interest at 7.00%. The revolving line of credit provides the Company with up to $970,000 until March 6, 2008 at which time the principal and interest are due in full. As of June 30, 2007, the outstanding balance of the line of credit is approximately $487,000.
As an incentive for members to lend money to the Company, the Company issued warrants to members. The Company agreed to grant warrants equal to two units per $1.00 of loan proceeds. The warrants may be exercised at a price of $1.00 per unit any time subsequent to six months after the equity offering described in Note 4 is closed until March 6, 2012. The units underlying the warrants were not registered in the Company’s amended Registration Statement. The fair value of these options in the original amount of approximately $807,000 was recorded as a debt discount at March 6, 2007 and was amortized to interest expense over the term of the members’ loans. On June 27, 2007, the warrants were amended to extend the exercise period to March 6, 2014, resulting in an increase in their fair value of approximately $150,000. This was recorded as an additional debt discount, which will continue to be amortized over the term of the member notes payable. The Company recognized interest expense related to this amortization of approximately $257,000 for the six months ended June 30, 2007.
We filed a post-effective amendment with the SEC for our Form SB-2 to recognize the increase in the minimum equity to approximately $50,000,000 to build our plant, which became effective July 20, 2007. We have until July 20, 2008 to sell the minimum number of units required to raise the minimum offering amount and collect the cash proceeds. If we sell the minimum number of units prior to July 20, 2008, we may decide to continue selling units until we sell the maximum number of units or until July 20, 2008, whichever occurs first. Even if we successfully close the offering by selling at least the minimum number of units by July 20, 2008, we will not release the offering proceeds from escrow until: the cash proceeds in escrow equal $50,000,000 or more; we execute a construction contract; we obtain the permits required to begin construction; and we secure a written debt financing commitment for debt financing ranging from a minimum of approximately $49,500,000 to a maximum of $77,378,000 depending on the level of equity raised and any grant funding received. A debt financing commitment only obligates the lender to lend us the debt financing that we need if we satisfy all the conditions of the commitment. These conditions may include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts acceptable to the lender, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of a specified amount of equity and attorney opinions. At this time, we do not know what business and financial conditions will be imposed on us. We may not satisfy the loan commitment conditions before closing, or at all. If this occurs we may:
•	commence construction of the plant using all or a part of the equity funds raised while we seek another debt financing source;

•	hold the equity funds raised indefinitely in an interest-bearing account while we seek another debt financing source;

•	return the equity funds, if any, to investors with accrued interest, after deducting the currently indeterminable expenses of operating our business or partially constructing the plant before we return the funds.
We are also exploring the possibility of obtaining bond funding in an amount up to $25 million from solid waste bonds from Polk County, Minnesota and up to $20 million in Federal New Markets tax credits, as well as the governmental financing, however, there is no assurance we can obtain the bond funding.
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
Site acquisition and development
During and after the offering, we expect to continue work principally on the preliminary design and development of our proposed ethanol plant, executing a final binding design-build agreement, acquiring and developing the plant site, obtaining the necessary construction permits, identifying potential sources of debt financing and negotiating the corn supply, ethanol and distillers grains marketing, utility and other contracts. We plan to fund these initiatives using the proceeds of our line of credit, totaling $970,000, of which we still have approximately $483,000 available as of June 30, 2007. We believe that our existing and available funds will permit us to continue our preliminary activities through the end of our offering. If we are unable to close our offering by that time or otherwise obtain other funds, we may need to discontinue operations.
Plant construction and start-up of plant operations
We expect to complete construction of the proposed plant and commence operations approximately 12 to 18 months after construction commences. Our work will include completion of the final design and development of the plant. We also plan to negotiate and execute finalized contracts concerning the construction of the plant, provision of necessary electricity, coal and other power sources and marketing agreements for ethanol and distillers grains. Assuming the successful completion of our offering and our success in obtaining the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $111,808,000 to construct the plant, a total of approximately $14,600,000 for all capital expenditures necessary to complete the project, operationalize the plant and produce revenue, and $970,000 to repay member loans.
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
We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been much higher than their ten-year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term.
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
Trends and Uncertainties Impacting the Corn and Coal Markets and Our Future Cost of Goods Sold
We expect our future cost of goods sold will consist primarily of costs relating to the corn and coal supplies necessary to produce ethanol and distillers grains for sale. According to the United States Department of Agriculture, the 2006 corn crop was approximately 10.5 billion bushels. The 2005 corn crop was 11.11 billion bushels, which is a 6.5% decrease from 2004’s corn crop according to the National Corn Growers Association in April 2006. According to the U.S.D.A. Prospective Acres Report, as of June 30, 2007, the projected corn planting for 2007 is 7.2 million acres in Minnesota, 2.6 million acres in North Dakota and 5.9 million acres in South Dakota all near or at historic highs. Variables such as planting dates, rainfall, temperatures and increasing demand for corn for ethanol production will likely continue to cause market uncertainty and create corn price volatility throughout the remainder of 2007 and beyond. Although we do not expect to begin operations until third or fourth quarter 2008, we expect these same factors will continue to cause volatility in the price of corn, which will significantly impact our cost of goods sold.
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
These initial seed capital funds have been expended in our efforts to work with Bio-Renewable Group. We were forced to terminate the contract with Bio-Renewable Group because the final project cost was double the initial estimate and we did not believe that the project was feasible at such cost. We executed a letter of intent with KL on April 17, 2007 to have KL design and build our plant and are in the process of executing a finalized contract with KL. In order to continue funding our operations we have obtained bridge financing through American Federal Bank of Crookston. In order to obtain this bridge financing we issued promissory notes in the aggregate amount of $970,000 to 11 current members of the Company, including eight governors. Those funds were used to fund a Certificate of Deposit used as collateral for the line of credit with the Bank. In connection with this transaction, we issued 1,940,000 warrants to purchase membership units in the Company at $1.00 per unit to 11 members, including eight of our governors in connection with the notes. The warrants are exercisable six month after the current equity offering is closed until March 6, 2014.

Liquidity and Capital Resources
As of June 30, 2007, we had total assets of approximately $1.463 million, consisting primarily of land options, deferred offering costs and a certificate of deposit. As of June 30, 2007, we had current liabilities of approximately $1.018 million consisting primarily of a line of credit, a member’s note payable and our accounts payable. Since our inception through June 30, 2007, we have an accumulated deficit of approximately $2.084 million. Total liabilities and members’ equity as of June 30, 2007 was approximately $1.463 million.
Other cash flow requirements until the closing of our offering are expected to relate primarily to our offering, marketing, ongoing operations and start-up costs, all of which has been budgeted and for which we believe we have sufficient funds from our line of credit. As of June 30, 2007, we have $483,000 available under our line of credit.
Equity Financing
Based on our business plan and construction cost estimates from KL our new design-builder, we believe the total project will cost approximately $127,378,000. We obtained bridge financing through American Federal Bank of Crookston. In order to obtain this bridge financing we issued promissory notes in the aggregate amount of $970,000 to current members of the Company, including eight governors. Those funds are being used to fund a Certificate of Deposit used as collateral for the line of credit with the Bank.
We initially raised $1,545,500 in our seed capital offerings and have been awarded $275,000 in grant proceeds. In October 2006, our Form SB-2 was declared effective by the SEC and we began our efforts to raise a minimum of $42,500,000 and a maximum of $58,500,000. However, we amended the SB-2 to raise a minimum of $50,000,000 and a maximum of $77,878,000 of equity in an initial public offering. Including the $970,000 line of credit and the $1,545,500 we raised in our seed capital offering and depending on the level of equity raised in our offering and the amount of grants and other incentives awarded to us, we expect to require debt financing ranging from a minimum of approximately $49,500,000 to a maximum of $77,378,000.
Debt Financing
We hope to attract a senior bank loan from a major bank, with participating loans from other banks, to construct the proposed ethanol plant. We expect the senior loan will be a construction loan secured by all of our property, including receivables and inventories. We plan to pay near prime rate on this loan, plus annual fees for maintenance and observation of the loan by the lender, however, there is no assurance that we will be able to obtain debt financing or that adequate debt financing will be available on the terms we currently anticipate. If we are unable to obtain senior debt in an amount necessary to fully capitalize the project, we may have to seek subordinated debt financing which could require us to issue warrants for the purchase of membership units. The issuance of such warrants could reduce the value of our units.
We do not have contracts or commitments with any bank, lender or financial institution for debt financing other than the line of credit and members’ note payable. We have started identifying and interviewing potential lenders, however, we have not signed any commitment or contract for debt financing. Completion of the project relies entirely on our ability to attract these loans and our ability to close on our offering.
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Significant estimates include the deferral of expenditures for offering costs and the valuation of warrants issued, which are dependent upon successful financing of the project. We defer the costs incurred to raise equity financing until that financing occurs. At the time we issue new equity, we will net these costs against the equity proceeds received. Alternatively, if the equity financing does not occur, we will expense the offering costs. The Company issued warrants to purchase units as part of the interim financing and the land option extension. The fair value of warrants issued are based on various valuation assumptions. We use the Black-Scholes-Merton option-pricing model to determine the fair-value of unit-based awards. It is at least reasonably possible that these estimates may change in the near term.

Grants, Government Programs and Tax Increment Financing
Grants
On September 7, 2004, we entered into a collaboration agreement with the Agricultural Utilization Research Institute whereby AURI provided us a matching grant of $105,000 to be used in connection with project feasibility, business/marketing, legal consultation, and board training. As of March 31, 2006, the Company incurred expenses sufficient to receive the total grant of $105,000. All payments approved by AURI were accompanied by a matching payment by Agassiz. As of December 31, 2006 we have received all of the funds we are eligible to receive from AURI.
On March 14, 2005, we entered into a value-added agricultural product market development grant with the U.S. Department of Agriculture Rural Business — Cooperative Service that provided us with a $170,000 grant to be used for coordination, feasibility studies and environmental assessments. As of December 31, 2006 we have received all of the $170,000 we are eligible to receive from this grant.
Governmental Financing
We are seeking up to $25 million in solid waste bond funding through Polk County, Minnesota to be used to finance our distillers grains facility as part of our ethanol plant.
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
Although we may apply under several grant programs simultaneously and may be awarded grants or other benefits from more than one program, some combinations of grant programs are mutually exclusive. Under some state and federal programs, awards are not made to applicants in cases where construction on the project has started prior to the award date. There is no guarantee that applications will result in awards of grants or loans.
Going Concern Uncertainties
As shown in the accompanying financial statements, the Company incurred a net loss of approximately $696,000 during the six months ended June 30, 2007, has incurred cumulative losses of approximately $2,084,000 since inception, and has a deficit in working capital at June 30, 2007.
Management has extended payments on certain costs and is working to recover costs previously expended under pre-construction services agreements, but its ability to successfully extend and/or recover such items is uncertain. Although the Company has secured interim financing, the Company’s ability to continue as a going concern is dependent on the success of generating cash from the Company’s anticipated equity offering and/or through raising additional capital and ultimately achieving the capital to proceed with the construction of the plant.
Because it is unclear whether the Company will be successful in accomplishing these objectives, there is uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unsuccessful in its efforts to continue as a going concern.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2007 (the “Evaluation Date”), have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the six month period ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are filed as part of, or are incorporated by reference into this report:
     10.19       Letter of Intent with KL Process Design dated April 17, 2007.±
       31.1       Certificate Pursuant to 17 CFR 240.13a-14(a).
       31.2       Certificate Pursuant to 17 CFR 240.13a-14(a).
       32.1       Certificate Pursuant to 18 U.S.C. § 1350.
       32.2       Certificate Pursuant to 18 U.S.C. § 1350.

±	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report, filed on 10-KSB April 17, 2007.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGASSIZ ENERGY, LLC
Date: August 14, 2007	/s/ Donald Sargeant
Donald Sargeant
Chairman and President (Principal Executive Officer)

Date: August 14, 2007	/s/ Larry Altringer
Larry Altringer
Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
AGASSIZ ENERGY, LLC
FORM 10-QSB FOR QUARTER ENDED JUNE 30, 2007

Exhibit Number	Description
10.19 ±	Letter of Intent with KL Process Design dated April 17, 2007.

31.1*	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2*	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1*	Certificate Pursuant to 18 U.S.C. § 1350.

32.2*	Certificate Pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

±	Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report, filed on 10-KSB April 17, 2007.